Form 10-Q
period 1995-06-30
PS PARTNERS LTD
filed 1995-08-08
CIK 702276

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from __________________  to ____________________


Commission File Number 0-11186
                       -------


                               PS PARTNERS, LTD.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                          95-3729108
----------------------------------------        ------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)


     600 North Brand Blvd.
      Glendale, California                                  91203-1241
----------------------------------------        -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

      Condensed consolidated balance sheets at June 30, 1995
        and December 31, 1994                                               2

     Condensed consolidated statements of income for the three and six
       months ended June 30, 1995 and 1994                                  3

     Condensed consolidated statements of cash flows for the six
       months ended June 30, 1995 and 1994                                  4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-7

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              8


                                PS PARTNERS, LTD
                          CONSOLIDATED BALANCE SHEETS



                                              June 30      December 31,
                                               1995            1994
                                           ------------    ------------
                                           (Unaudited)

                ASSETS

Cash and cash equivalents                  $  2,045,000    $  1,855,000

Rent and other receivables                       44,000          57,000

Real estate facilities, at cost:
     Land                                    11,855,000      11,855,000
     Buildings and equipment                 45,314,000      45,063,000
                                           ------------    ------------
                                             57,169,000      56,918,000

     Less accumulated depreciation          (21,007,000)    (19,913,000)
                                           ------------    ------------
                                             36,162,000      37,005,000

Other assets                                    123,000         123,000
                                           ------------    ------------
                                           $ 38,374,000    $ 39,040,000
                                           ============    ============



    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                           $    434,000    $    486,000

Advance payments from renters                   408,000         405,000

Minority interest in general                 21,414,000      21,540,000
 partnerships

Partners' equity:
  Limited partners' equity, $500 per
   unit, 66,000 units authorized,
   issued and outstanding                    15,914,000      16,399,000

  General partner's equity                      204,000         210,000
                                           ------------    ------------
  Total partners' equity                     16,118,000      16,609,000
                                           ------------    ------------

                                           $ 38,374,000    $ 39,040,000
                                           ============    ============

                            See accompanying notes.

                               PS PARTNERS, LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                              Three Months Ended          Six Months Ended
                                                   June 30                     June 30
                                           -----------------------    -----------------------------
                                             1995          1994          1995               1994
                                          ----------    ----------    ----------         ----------
REVENUE:
Rental income                             $2,702,000    $2,653,000    $5,349,000         $5,190,000
Interest income                               29,000         9,000        58,000             13,000
                                          ----------    ----------    ----------         ----------
                                           2,731,000     2,662,000     5,407,000          5,203,000
                                          ----------    ----------    ----------         ----------

COSTS AND EXPENSES:

Cost of operations                           837,000       835,000     1,701,000          1,650,000
Management fees                              161,000       161,000       319,000            311,000
Depreciation and amortization                542,000       530,000     1,094,000          1,060,000
Administrative                                51,000        42,000        79,000             63,000
                                          ----------    ----------    ----------         ----------
                                           1,591,000     1,568,000     3,193,000          3,084,000
                                          ----------    ----------    ----------         ----------


Income before minority interest            1,140,000     1,094,000     2,214,000          2,119,000

Minority interest in income                  609,000       623,000     1,182,000          1,200,000
                                          ----------    ----------    ----------         ----------
NET INCOME                                $  531,000    $  471,000    $1,032,000         $  919,000
                                          ==========    ==========    ==========         ==========

Limited partners' share of net income
  ($13.20 per unit in 1995 and $12.42
  per unit in 1994)                                                   $  871,000         $  820,000

General partner's share of net income                                    161,000             99,000
                                                                      ----------         ----------
                                                                      $1,032,000         $  919,000
                                                                      ==========         ==========

                            See accompanying notes.

                               PS PARTNERS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Six Months Ended
                                                    June 30
                                           --------------------------
                                              1995           1994
                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                            $ 1,032,000    $   919,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,094,000      1,060,000
          Decrease in rent and other
           receivables                          13,000              -
          Decrease in other assets                   -         (1,000)
          Decrease in accounts payable         (52,000)      (121,000)
          Increase (decrease) in
           advance payments from renters         3,000        (29,000)
          Minority interest in income        1,182,000      1,200,000
                                           -----------    -----------
               Total adjustments             2,240,000      2,109,000
                                           -----------    -----------
               Net cash provided by
                operating activities         3,272,000      3,028,000
                                           -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Additions to real estate facilities      (251,000)      (216,000)
                                           -----------    -----------

               Net cash used in
                investing activities          (251,000)      (216,000)
                                           -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Distributions to holder of
      minority interest                     (1,308,000)    (1,271,000)
     Distributions to partners              (1,523,000)      (926,000)
                                           -----------    -----------

               Net cash used in
                financing activities        (2,831,000)    (2,197,000)
                                           -----------    -----------

Net increase in cash and cash
 equivalents                                   190,000        615,000

Cash and cash equivalents at the
 beginning of the period                     1,855,000        831,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                $ 2,045,000    $ 1,446,000
                                           ===========    ===========

                            See accompanying notes.

                               PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                               PS PARTNERS, LTD.
                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

 THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income was $1,032,000 and $919,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $113,000. Net income was $531,000 and $471,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $60,000. These increases were primarily due to improved property operating results combined with increased interest income and partially offset by an increase in depreciation expense.

   Rental income for the six months ended June 30, 1995 was $5,349,000 compared to $5,190,000 for the same period in 1994, representing an increase of $159,000, or 3%. Rental income improved at both the mini-warehouse facilities and the business park facilities. Rental income at the mini-warehouse facilities for the six months increased to $5,027,000 in 1995 from $4,889,000 in 1994, representing an increase of $138,000 or 3%. Rental income at the business park facilities for the six months increased to $322,000 in 1995 from $301,000 in 1994, representing an increase of $21,000 or 7%.

   Rental income for the three months ended June 30, 1995 was $2,702,000 compared to $2,653,000 for the same period in 1994, representing an increase of $49,000, or 2%. Rental income at the mini-warehouse facilities for the three months increased to $2,537,000 in 1995 from $2,504,000 in 1994, representing an increase of $33,000 or 1%. Rental income at the Partnership's business park facilities for the three months increased to $165,000 in 1995 from $149,000 in 1994, representing an increase of $16,000 or 11%.

   The increases in rental income for both the six and three month periods were the result of increased average realized rental rates at the Partnership's mini-warehouse and business park facilities, and increased occupancy at the business park facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 88% and 93%, respectively, for the six months ended June 30, 1995 compared to 89% and 88% respectively, for the six months ended June 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.58 and $.66, respectively, for the six months ended June 30, 1995 and $.56 and $.63, respectively, for the six months ended June 30, 1994.

                               PS PARTNERS, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   Cost of operations (including management fees) were $2,020,000 and $1,961,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $59,000. Cost of operations (including management fees) were $998,000 and $996,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $2,000. These increases were primarily attributable to increases in payroll, insurance, and property tax expenses.

   General and administrative expenses increased from $79,000 in 1994 to $63,000 in 1995 or $16,000. This increase is principally a result of non-recurring expenses totaling $27,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

   Minority interest in income decreased $18,000 to $1,182,000 from $1,200,000 for the six months ended June 30, 1995 and 1994, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $195,000 for the six months ended June 30, 1995 compared to $145,000 for the same period in 1994, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,272,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $770,000 of capital improvements (of which $295,000 represents SEI's joint venture share). Total capital improvements were $251,000 for the six months ended June 30, 1995 of which $169,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $1,356,000 ($20.55 per unit) and $167,000, respectively, during the first six months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 5 are not applicable.


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


                              DATED:    August 8, 1995

                                        PS PARTNERS, LTD.

                              BY:       Storage Equities, Inc.
                                        General Partner


                              BY:  /s/ RONALD L. HAVNER, JR.
                                  ------------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)