Form 10-Q
period 1995-09-30
PS PARTNERS LTD
filed 1995-11-13
CIK 702276

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to __________________


     Commission File Number 0-11186
                            -------


                               PS PARTNERS, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                        95-3729108
        ----------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


        600 North Brand Blvd.
        Glendale, California                               91203-1241
----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----         -----

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30,
       1995 and December 31, 1994                                           2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                             3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                             4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9


                                PS PARTNERS, LTD
                          CONSOLIDATED BALANCE SHEETS





                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------
                                            (Unaudited)
ASSETS


Cash and cash equivalents                   $    480,000    $  1,855,000

Rent and other receivables                        44,000          57,000

Real estate facilities, at cost:
     Land                                     11,855,000      11,855,000
     Buildings and equipment                  45,643,000      45,063,000
                                            ------------    ------------
                                              57,498,000      56,918,000

     Less accumulated depreciation           (21,592,000)    (19,913,000)
                                            ------------    ------------
                                              35,906,000      37,005,000

Other assets                                     127,000         123,000
                                            ------------    ------------

                                            $ 36,557,000    $ 39,040,000
                                            ============    ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $    492,000    $    486,000

Advance payments from renters                    384,000         405,000

Minority interest in general
 partnerships                                 21,463,000      21,540,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 66,000 units authorized,
      issued and outstanding                  14,033,000      16,399,000

     General partner's equity                    185,000         210,000
                                            ------------    ------------

     Total partners' equity                   14,218,000      16,609,000
                                            ------------    ------------

                                            $ 36,557,000    $ 39,040,000
                                            ============    ============


                            See accompanying notes.

                               PS PARTNERS, LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                                ------------------------    --------------------------
                                                  1995          1994          1995            1994
                                                ----------   -----------    ----------     -----------
      REVENUE:

      Rental income                             $2,804,000    $2,757,000    $8,153,000     $7,947,000
      Interest income                               26,000        14,000        84,000         27,000
                                                ----------    ----------    ----------     ----------
                                                 2,830,000     2,771,000     8,237,000      7,974,000
                                                ----------    ----------    ----------     ----------

      COSTS AND EXPENSES:

      Cost of operations                           831,000       790,000     2,532,000      2,440,000
      Management fees                              166,000       162,000       485,000        473,000
      Depreciation and amortization                586,000       534,000     1,680,000      1,594,000
      Administrative                                20,000        19,000        99,000         82,000
                                                ----------    ----------    ----------     ----------
                                                 1,603,000     1,505,000     4,796,000      4,589,000
                                                ----------    ----------    ----------     ----------

      Income before minority interest            1,227,000     1,266,000     3,441,000      3,385,000

      Minority interest in income                  627,000       670,000     1,809,000      1,870,000
                                                ----------    ----------    ----------     ----------

      NET INCOME                                $  600,000    $  596,000    $1,632,000     $1,515,000
                                                ==========    ==========    ==========     ==========

      Limited partners' share of net income
       ($18.45 per unit in 1995 and $20.26
       per unit in 1994)                                                    $1,218,000     $1,337,000
      General partner's share of net income                                    414,000        178,000
                                                                            ----------     ----------
                                                                            $1,632,000     $1,515,000
                                                                            ==========     ==========

                            See accompanying notes.

                               PS PARTNERS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                Nine Months Ended
                                                  September 30,
                                           --------------------------
                                               1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,632,000    $ 1,515,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,680,000      1,594,000
          Decrease (increase) in rent
           and other receivables                13,000         (2,000)
          (Increase) decrease in other
           assets                               (4,000)         1,000
          Increase (decrease) in
           accounts payable                      5,000        (67,000)
          Decrease in advance payments
           from renters                        (21,000)       (44,000)
          Minority interest in income        1,809,000      1,870,000
                                           -----------    -----------
               Total adjustments             3,482,000      3,352,000
                                           -----------    -----------

               Net cash provided by
                operating activities         5,114,000      4,867,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate facilities      (580,000)      (515,000)
                                           -----------    -----------

               Net cash used in
                investing activities          (580,000)      (515,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to holder of
      minority interest                     (1,886,000)    (1,867,000)
     Distributions to partners              (4,023,000)    (1,650,000)
                                           -----------    -----------

               Net cash used in
                financing activities        (5,909,000)    (3,517,000)
                                           -----------    -----------

Net (decrease) increase in cash and
 cash equivalents                           (1,375,000)       835,000

Cash and cash equivalents at the
 beginning of the period                     1,855,000        831,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                 $  480,000    $ 1,666,000
                                            ==========    ===========

                            See accompanying notes.

                               PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.


3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                               PS PARTNERS, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income was $1,632,000 and $1,515,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $117,000. Net income was $600,000 and $596,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $4,000. These increases were primarily due to improved property operating results at the Partnership's business park facilities combined with increased interest income partially offset by an increase in depreciation expense.

   Net property income for the nine months ended September 30, 1995 was $5,136,000 compared to $5,034,000 for the same period in 1994, representing an increase of $102,000, or 2%. Net property income for the three months ended September 30, 1995 was $1,807,000 compared to $1,805,000 for the same period in 1994, representing an increase of $2,000.

   Rental income for the nine months ended September 30, 1995 was $8,153,000 compared to $7,947,000 for the same period in 1994, representing an increase of $206,000, or 3%. Rental income for the three months ended September 30, 1995 was $2,804,000 compared to $2,757,000 for the same period in 1994, representing an increase of $47,000, or 2%.

   The increases in rental income for both the three and nine month periods were the result of increased average realized rental rates at the Partnership's mini-warehouse and business park facilities, combined with increased occupancy at the business park facilities partially offset by a decrease in occupancy rates at the mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 89% and 93%, respectively, for the nine months ended September 30, 1995 compared to 90% and 88% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.59 and $.66, respectively, for the nine months ended September 30, 1995 and $.56 and $.63, respectively, for the nine months ended September 30, 1994.

   Cost of operations (including management fees) was $3,017,000 and $2,913,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $104,000. Cost of

                               PS PARTNERS, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


operations (including management fees) was $997,000 and $952,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $45,000. These increases were primarily attributable to increases in payroll, insurance, and property tax expenses.

   Net property income at the Partnership's mini-warehouse facilities for the nine months ended September 30, 1995 increased $63,000 and decreased $24,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the mini-warehouse facilities increased $163,000, from $7,495,000 in 1994 to $7,658,000 in 1995. For the three months, rental income at the mini-warehouse facilities increased $25,000 from $2,606,000 in 1994 to $2,631,000 in 1995.

   Cost of operations (including management fees) at the mini-warehouse facilities was $2,803,000 and $2,703,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $100,000. Cost of operations (including management fees) at the mini-warehouse facilities was $935,000 and $886,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $49,000.

   Net property income at the Partnership's business park facilities for the nine months ended September 30, 1995 increased $39,000 and $26,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the business parks increased $43,000, from $452,000 in 1994 to $495,000 in 1995. For the three months, rental income at the business parks increased $22,000 from $151,000 in 1994 to $173,000 in 1995.

   Cost of operations (including management fees) at the business parks was $214,000 and $210,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $4,000. Cost of operations (including management fees) at the business parks was $62,000 and $66,000 for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $4,000.

   Administrative expenses increased $17,000 from $82,000 in 1994 to $99,000 in 1995. This increase is principally a result of non-recurring expenses totaling $27,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

                               PS PARTNERS, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


   Minority interest in income decreased $61,000 to $1,809,000 from $1,870,000 for the nine months ended September 30, 1995 and 1994, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $322,000 for the nine months ended September 30, 1995 compared to $228,000 for the same period in 1994, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,114,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $770,000 of capital improvements (of which $295,000 represents SEI's joint venture share). Total capital improvements were $580,000 for the nine months ended September 30, 1995 of which $360,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $3,584,000 ($54.30 per unit) and $439,000, respectively, during the first nine months of 1995, including a special distribution in the third quarter. The special distribution, totaling $1,514,000 ($22.95 per unit) to the limited partners and $185,000 to the general partners, was the result of
distributions of excess cash reserves.   Future distribution rates may be
adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    November 10, 1995

                                        PS PARTNERS, LTD.

                              BY:       Storage Equities, Inc.
                                        General Partner


                              BY:          /s/ Ronald L. Havner , Jr.
                                        ---------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)