Form 10-K405
period 1995-12-31
PS PARTNERS LTD
filed 1996-03-25
CIK 702276

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995
                          -----------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________________ to _____________________

Commission File Number 0-14476
                       -------

                               PS PARTNERS, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                         95-3729108
-------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


        600 N. Brand Boulevard
         Glendale, California                                  91203-1241
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I
ITEM 1.   BUSINESS.
          --------

General
-------
     PS Partners, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in April 1982. Commencing in September 1982, 66,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering.
The offering was completed in January 1983.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 30% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception.
Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") is the major shareholder of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by Public Storage Commercial Properties Group, Inc. ("PSCP"), pursuant to Management Agreements. PSI has a 95% economic interest and the Hughes Family has a 5% economic interest in PSCP. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     PSI's current relationship with the Partnership includes (i) the joint ownership of the Partnership's 28 properties, (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 29, 1996, PSI owned approximately 61.65% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities and owns approximately 95% of the Partnership's commercial property operator (PSCP).

Investments in Facilities
-------------------------

     The Partnership owns interests in 28 properties; each of such properties was contributed to and is held in a general partnership comprised of the Partnership and PSI. The Partnership purchased its last property in December, 1983. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

     The Partnership believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

Mini-warehouses
---------------

     Mini-warehouses, which comprise the majority of the Partnership's investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 147 to 1,141 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

Commercial Properties
---------------------

     The Partnership owns and operates one multi-tenant business park located in Signal Hill, California. The business park includes both industrial and office space. The Partnership also owns and operates a second facility, located in Webster/NASA ,Texas, which is a combined mini-warehouse and business park facility.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

     The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its properties, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners and (iv) provide for cash distributions from operations.

     The Partnership will terminate on December 31, 2015 unless earlier dissolved. Under the terms of the general partnership agreement with PSI, as of December 31, 1995, PSI has the right to require the Partnership to sell all of its properties (see Item 12(c)). The Partnership originally anticipated the sale or financing of its properties from seven to ten years after acquisition, i.e., between late 1990 and late 1993. However, as was originally indicated in the prospectus relating to the Partnership's offering of Units, the actual time of financing or sale was subject to delay. Since the completion of the Partnership's offering in 1983, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing. Although conditions have improved, these developments have resulted in a reduced market for the sale and financing of commercial real estate, making this, in the view of the Partnership, a less than optimal time to liquidate the real estate assets of the Partnership.

     The General Partners believe that a liquidation within the period originally estimated would not be likely to achieve the Partnership's investment objectives. The General Partners will continue to evaluate the advisability of the sale or financing of the Partnership's properties. Among the factors the General Partners would consider are the amount that might be realized from a sale or financing, the real estate and financing markets at the time and the prospects for changes in those markets. Currently, the General Partners do not intend to sell any properties or liquidate the Partnership since they believe that property values are increasing, although no assurances can be given as to any future property values.

     PSI, a general partner of the Partnership, recently completed a tender offer for Units in the Partnership. See Item 12

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     . Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     . Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has decreased from 90% in 1994 to 89% in 1995. Realized monthly rents per square foot increased from $.57 in 1994 to $.59 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     . Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse.
       This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies.
       Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     . Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by PSCP pursuant to Management Agreements.

     Under the supervision of the Partnership, PSI and PSCP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and PSCP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel.
Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSCP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and PSCP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and PSCP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI or PSCP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs (and PSCP has granted the Partnership a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     Each Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership and upon seven years notice by PSI or PSCP, as the case may be. Each Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------

     Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

     There are 87 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSCP.

ITEM 2.   PROPERTIES.
          ----------

     The following table sets forth information as of December 31, 1995 about properties owned by the Partnership. All of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.

                                  Net       Number                 Approximate
                               Rentable       of       Date of         % of
Location                      Square Feet   Spaces   Acquisition    Ownership
-----------------------       -----------   -------  -----------   -----------
ARIZONA
Tucson                          63,400        585      11/02/83        72.5%
 N. Romero Rd.

CALIFORNIA
Campbell                        52,300        379      11/10/83        50.0
 Salmar Ave.(1)
Sacramento                      36,900        406      12/30/82        58.7
 Folsom
Signal Hill                     67,900         36      12/29/83        75.0
 Junipero (2)
Ventura                         51,900        526      06/17/83        68.8
 Walker

COLORADO
Aurora                          39,400        334      11/18/83        70.0
 Hanover Way
Colorado Springs                26,500        147      05/13/83        59.7
 Delta Drive
Colorado Springs                83,000        542      11/02/83        72.5
 Edison Ave.
Colorado Springs                51,600        427      11/02/83        72.5
 Mount View
Colorado Springs                50,400        478      01/04/83        51.6
 Platte Ave.
Thornton                        66,900        602      11/02/83        72.5
 York St.

                                  Net       Number                 Approximate
                               Rentable       of       Date of         % of
Location                      Square Feet   Spaces   Acquisition    Ownership
-----------------------       -----------   -------  -----------   -----------
CONNECTICUT
Southington                     42,600        491      09/08/83        46.5%
 Spring St.

DELAWARE
Dover                           51,400        587      09/20/83        50.0
 Jeffric
New Castle                      64,900        667      09/20/83        50.0
 New Churchmans Rd
Newark                          62,600        748      09/20/83        50.0
 Bellevue Rd.

FLORIDA
Orlando                         56,500        537      10/13/83        70.0
 J. Young Parkway
Semoran                         82,200        733      01/31/83        50.8
 Extra

INDIANA
Ft. Wayne                       42,000        447      09/20/83        70.0
 Bluffton Rd.
Ft. Wayne                       67,600        599      09/20/83        70.0
 W. Colliseum
Hobart                          81,100        470      08/31/83        70.0
 Ridge Rd.

NEW JERSEY
Blackwood                       64,100        594      03/29/83        44.2
 Peters Lane

NEW YORK
Vailsgate                       37,200        354      04/22/83        41.6
 Route 94

OKLAHOMA
Oklahoma City                   62,900        478      11/02/83        72.5
 Reno Ave.

OREGON
Portland                        34,200        367      12/30/82        58.7
 Halsey

PENNSYLVANIA
Langhorne                       98,800      1,141      09/20/83        50.0
 S. Flower Mill
Southhampton                    93,000        785      09/13/83        30.0
 Jaymor

                                  Net       Number                 Approximate
                               Rentable       of       Date of         % of
Location                      Square Feet   Spaces   Acquisition    Ownership
-----------------------       -----------   -------  -----------   -----------
TEXAS
Webster                          75,100        609     09/01/83        60.4%
 Gulf Freeway
Webster (3)
NASA Rd.
 mini-warehouse                  97,000        934     11/10/83        70.0
 business park                   20,700         20     11/10/83        70.0

-------------------
(1) Partially condemned during 1992. The condemnation resulted in a $795,000 and $298,000 gain in 1992 and 1993, respectively, $459,000 and $149,000 of which was allocated to the Partnership in 1992 and 1993, respectively.  See
    Note 2 to the Consolidated Financial Statements following.
(2) Business Park Facility.
(3) Combined Mini-warehouse and Office Space.

     The weighted average occupancy levels for the mini-warehouse and business park facilities were 89% and 91%, respectively, in 1995 compared to 90% , for both, in 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.59 and $.65, respectively, in 1995 compared to $.57 and $.63, respectively, in 1994.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $179,000 (in addition, approximately $37,000 was expended for the assessments) for known environmental remediation requirements which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
          ------------------------------------------------------------------
          MATTERS.
          -------

     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes and (c) because PSI has purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 1,205 record holders of Units.

     On February 28, 1995, PSI completed a cash tender offer, in which PSI acquired 15,767 of the 66,000 outstanding limited partnership Units in the Partnership at $400 per Unit. As of February 29 1996, PSI owned 40,689 Units in the Partnership (61.65% of the outstanding Units).

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancings". Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

                                             For the Year Ended December 31,
                                   --------------------------------------------------
                                     1995       1994       1993      1992      1991
                                   --------    -------   --------   ------   --------
                                          (In thousands, except per Unit data)
Revenues                            $10,998    $10,692    $10,113   $ 9,477   $ 9,263

Depreciation and amortization         2,263      2,141      2,028     1,870     1,780

Interest expense                          -          -        196       477       433

Net income                            2,067      2,061      1,904     1,549     1,119

 Limited partners' share              1,569      1,806      1,701     1,351       858

 General partners' share                498        255        203       198       261

Limited partners'
 per unit data (a)

 Net income                         $ 23.77    $ 27.36    $ 25.77   $ 20.47   $ 13.00

 Cash distributions (b) (c)         $ 65.10    $ 32.00    $ 25.00   $ 25.00   $ 34.04

As of December 31,
------------------
Cash and cash equivalents           $   511    $ 1,855    $   831   $   816   $   273

Total assets                         36,307     39,040     39,452    40,694    42,156

Mortgage notes payable                    -          -          -     2,157     3,989

(a) Limited Partners' per unit data is based on the weighted average number of units (66,000) outstanding during the year.
(b) The General Partners distributed, concurrent with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership estimated to be $8.10 per Unit.
(c) The General Partners distributed, concurrently with the distributions for the third quarter of 1995, a portion of the operating cash reserve of the Partnership estimated to be $22.95 per Unit.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

Results of Operations
---------------------

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income in 1995 was $2,067,000 compared to $2,061,000 in 1994, representing an increase of $6,000. The increase was primarily due to improved property operations at the Partnership's real estate facilities combined with reduced minority interest in income for those properties held jointly with PSI, partially offset by increased environmental costs.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $149,000 or 2% in 1995 compared to 1994, as rental income increased by $260,000 or 2%, and cost of operations (including management fees) increased by $111,000 or 3%.

     Rental income for the Partnership's mini-warehouse operations was $10,256,000 in 1995 compared to $10,039,000 in 1994, representing an increase of $217,000, or 2%. The increase in rental income was primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 89% in 1995 compared to 90% in 1994. The monthly average realized rent per square foot for the mini-warehouse facilities was $.59 in 1995 compared to $.57 in 1994. Costs of operations (including management fees) for the mini-warehouses increased $103,000 or 3%, to $3,735,000 in 1995 from $3,632,000 in 1994. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $114,000 or 2% from $6,407,000 in 1994 to $6,521,000 in 1995.

     Rental income for the Partnership's business park operations was $649,000 in 1995 compared to $606,000 in 1994, representing an increase of $43,000 or 7%. The increase in rental income was primarily attributable to increased rental rates, combined with increased occupancy levels. The weighted average occupancy levels at the business park facilities were 91% in 1995 compared to 90% in 1994. The monthly average realized rent per square foot for the business park facilities was $.65 in 1995 compared to $.63 in 1994. Cost of operations (including management fees) for the business parks increased $8,000 or 3% to $292,000 in 1995 from $284,000 in 1994. Accordingly, for the Partnership's business park facilities, property net operating income increased by $35,000 or 11% from $322,000 in 1994 to $357,000 in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $179,000 (in addition, approximately $37,000 was expended for the assessments) for known environmental remediation requirements which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Minority interest in income decreased by $134,000 in 1995 compared to 1994. This decrease was primarily attributed to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned by PSI) to PSI of $465,000 compared to $327,000 for 1995 and 1994, respectively, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

     YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income in 1994 was $2,061,000 compared to $1,904,000 in 1993, representing an increase of $157,000. Net income in 1993 includes a gain on the condemnation of a real estate facility totaling $298,000. Accordingly, income prior to the gain increased by $455,000 in 1994 compared to 1993. The increase was primarily due to improved property operations at the Partnership's real estate facilities combined with reduced interest expense, partially offset by increased depreciation expense.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $427,000 or 7% in 1994 compared to 1993, as rental income increased by $567,000 or 6%, and cost of operations (including management fees) increased by $140,000 or 4%.

     Rental income for the Partnership's mini-warehouse operations was $10,039,000 in 1994 compared to $9,451,000 in 1993, representing an increase of $588,000, or 6%. The increase in rental income was primarily attributable to increased occupancy levels at the mini-warehouse facilities, combined with increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 90% in 1994 compared to 89% in 1993. The monthly average realized rent per square foot for the mini-warehouse facilities was $.57 in 1994 compared to $.54 in 1993. Costs of operations (including management fees) for the mini-warehouses increased $164,000 or 5%, to $3,632,000 in 1994 from $3,468,000 in 1993. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $424,000 or 7% from $5,983,000 in 1993 to $6,407,000 in 1994.

     Rental income for the Partnership's business park operations was $606,000 in 1994 compared to $627,000 in 1993, representing a decrease of $21,000 or 3%. The decrease in rental income was primarily attributable to decreased rental rates, partially offset by increased occupancy levels. The weighted average occupancy levels at the business park facilities were 90% in 1994 compared to 88% in 1993. The monthly average realized rent per square foot for the business park facilities was $.63 in 1994 compared to $.65 in 1993. Cost of operations (including management fees) for the business parks decreased $24,000 or 8% to $284,000 in 1994 from $308,000 in 1993. Accordingly, for the Partnership's business park facilities, property net operating income increased by $3,000 or 1% from $319,000 in 1993 to $322,000 in 1994.

     During 1993, the Partnership prepaid all of its mortgage notes payable. As a result of the 1993 reductions in mortgage notes payable, there was no interest expense in 1994 compared to $196,000 in 1993.

     In 1992, a mini-warehouse facility located in Campbell, California was partially condemned by a governmental authority exercising its right of eminent domain. The partial condemnation of the facility, which is jointly owned by the Partnership (50% ownership) and PSI (50% ownership), resulted in a gain of $795,000 in 1992 of which $459,000 was allocated to the Partnership in accordance with the joint venture agreement. The Partnership contested the initial condemnation proceeds of $1,524,000 and in June 1993 agreed to a final settlement in which an additional amount of $396,000 was paid to the Partnership. Accordingly, the Partnership recognized a gain of $298,000 (net of related expenses) in 1993 of which $149,000 has been allocated to PSI and included in minority interest in income.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1995 of approximately $511,000.

     Cash flows from operating activities ($6,846,000 for the year ended December 31, 1995) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $803,000, $694,000 and $717,000 in 1995, 1994 and 1993, respectively. During 1996, the Partnership anticipates approximately $909,000 of capital improvements (of which $372,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $163,000 for such enhancements.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1995 and prior years were as follows:

                                  Total     Per Unit
                               ----------   --------
                     1995      $4,823,000     $65.10
                     1994       2,371,000      32.00
                     1993       1,850,000      25.00
                     1992       1,850,000      25.00
                     1991       2,522,000      34.04
                     1990         347,000       4.70
                     1989       2,223,000      30.00
                     1988       2,222,000      30.00
                     1987       2,222,000      30.00
                     1986       2,407,000      32.50
                     1985       2,963,000      40.00
                     1984       2,963,000      40.00
                     1983       2,407,000      32.50

     Distributions were reduced significantly in 1990 in order to payoff short-term borrowings as well as the prepayment of long-term borrowings. In 1991, the General Partners distributed a portion of the operating cash reserve of the Partnership. The operating reserve that was distributed was estimated at $8.10 per unit. During 1992, 1993 and 1994, the distribution level was adjusted to a level supported by property operations after reduction for funds needed for capital improvements, debt service and necessary cash reserves. The 1995 distribution includes a portion of the operating cash reserve of the Partnership, estimated to be $22.95 per Unit. The 1996 distributions are estimated to be $43.20 per Unit, assuming no material change in property operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's properties are operated by PSI and PSCP, a subsidiary of PSI.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                             Positions with PSI
---------------------     -----------------------------------------------------
B. Wayne Hughes           Chairman of the Board and Chief Executive Officer
Harvey Lenkin             President and Director
Ronald L. Havner, Jr      Senior Vice President and  Chief Financial Officer
Hugh W. Horne             Senior Vice President
Obren B. Gerich           Senior Vice President
Marvin M. Lotz            Senior Vice President
Mary Jayne Howard         Senior Vice President
David Goldberg            Senior Vice President and General Counsel
John Reyes                Vice President and Controller
Sarah Hass                Vice President and Secretary
Robert J. Abernethy       Director
Dann V. Angeloff          Director
William C. Baker          Director
Uri P. Harkham            Director
Berry Holmes              Director

     B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

     Ronald L. Havner Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991 and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995 and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989 and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITS since 1990 and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

     Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of SPI since 1989 and of the Public Storage Properties REITs since 1993. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989 and was Chief Financial Office of SPI until November 1991. He has been Vice President and Secretary of the Public Storage Properties REITS since 1990 and was Chief Financial Officer until November 1995.

     Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     Mary Jayne Howard, age 50, has had overall responsibility for Public Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

     David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     John Reyes, age 35, a certified public accountant, joined PSMI in 1990 and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp., and SPI.

     William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

     Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-77224, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

     There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     (a)  At February 29, 1996,  PSI owned 5% or more of the Units of the
     Partnership:

            Title           Name and Address               Amount of Beneficial        Percent
          of Class         of Beneficial Owner                   Ownership            of Class
---------------------      --------------------------      ---------------------      --------
Units of Limited           Public Storage, Inc.               40,689 units             61.65%
 Partnership Interest      600 North Brand Blvd.
                           Glendale, California 91203

          The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

          On February 28, 1995, PSI completed a cash tender offer in which PSI acquired 15,767 of the 66,000 outstanding limited partnership units in the Partnership at $400 per Unit.

     (b)  The Partnership has no officers and directors.

          The General Partners (or their predecessor-in-interest) have contributed $333,000 to the capital of the Partnership representing 1% of the aggregate capital contributions and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the general partners' capital contribution bears to the total capital contribution. Information regarding ownership of the Units by PSI, a General Partner, is set forth under section (a) above. The directors and executive officers of PSI, as a group, do not own any Units.

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership, a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-77224. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

          The Partnership owns interests in 28 properties, all of these properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1995, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The Partnership Agreement provides that the General Partners and their affiliates are entitled to the following compensation:
     1. Incentive distributions equal to 10% of Cash Flow from Operations.
     2. Provided the limited partners have received distributions equal to 100% of their investment plus a cumulative 8% per year (not compounded) on their investment (reduced by distributions other than from Cash Flow from Operations), subordinated incentive distributions equal to 15% of remaining Cash from Sales or Refinancings.
     3. Provided the limited partners have received distributions equal to 100% of their capital contributions plus a cumulative 6% per year (not compounded) on their investment (reduced by distributions other than distributions from Cash Flow from Operations), brokerage commissions at the lesser of 3% of the sales price of a property or 50% of a competitive commission.

     During 1995, approximately $482,000 was paid to PSI with respect items 1, 2, and 3 above. The Partnership owns interests in 28 properties; all of these properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has Management Agreements with PSI (as successor-in-interest to PSMI) and PSCP. Under the Management Agreements, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and pays PSCP a fee of 5% of the gross revenues of the Partnership's non-mini-warehouse space. During 1995, the Partnership paid or accrued fees of $538,000 to PSMI, $78,000 to PSI and $33,000 to PSCP pursuant to the Management Agreements.

     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a) List of Documents filed as part of the Report.
         1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
         2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules.
         3.   Exhibits:  See Exhibit Index contained herein.

     (b) Reports on Form 8-K:

         None

     (c) Exhibits:  See Exhibit Index contained herein.

                               PS PARTNERS, LTD.,
                               INDEX TO EXHIBITS


3.1 Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as Exhibit A to the Partnership's Prospectus included in Registration Statement No. 2-77224 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995, between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Participation Agreement dated as of September 14, 1982, among Storage Equities, Inc., the Partnership, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Previously filed with the Securities and Exchange Commission as an exhibit to Storage Equities, Inc.'s Annual Report on Form 8-K dated September 14, 1982 and incorporated herein by reference.

27    Financial data schedule. Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PS PARTNERS, LTD.
Dated: March  25, 1996               By: Public Storage, Inc., General Partner

                                     By: /s/  B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board

                                         /s/  B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

          Signature                         Capacity                    Date
---------------------------     -------------------------------    ------------
/s/ B. Wayne Hughes             Chairman of the Board and Chief    March 25, 1996
---------------------------     Executive Officer of Public
B. Wayne Hughes                 Storage, Inc. and General
                                Partner (principal executive
                                officer)

/s/ Harvey Lenkin               President and Director             March 25, 1996
---------------------------     of Public Storage, Inc.
Harvey Lenkin

/s/ Ronald L. Havner, Jr.       Senior Vice President and Chief    March 25, 1996
---------------------------     Financial Officer
Ronald L. Havner, Jr.           of Public Storage, Inc.
                                (principal financial officer)

/s/ John Reyes                  Vice President and Controller of   March 25, 1996
---------------------------     Public Storage, Inc. (principal
John Reyes                      accounting officer)

/s/ Robert J. Abernethy         Director of Public Storage, Inc.   March 25, 1996
---------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff            Director of Public Storage, Inc.   March 25, 1996
---------------------------
Dann V. Angeloff

/s/ William C. Baker            Director of Public Storage, Inc.   March 25, 1996
---------------------------
William C. Baker

/s/ Uri P. Harkham              Director of Public Storage, Inc.   March 25, 1996
---------------------------
Uri P. Harkham

/s/ Berry  Holmes               Director of Public Storage, Inc.   March 25, 1996
---------------------------
Berry  Holmes

                               PS PARTNERS, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                 (Item 14 (a))

                                                                     Page
                                                                  References
                                                                  ----------
Report of Independent Auditors                                       F-1

Consolidated Financial Statements and Schedules:

  Consolidated Balance Sheets as of December 31, 1995 and 1994       F-2

  For the years ended December 31, 1995, 1994 and 1993:
    Consolidated Statements of Income                                F-3

    Consolidated Statements of Partners' Equity                      F-4

    Consolidated Statements of Cash Flows                            F-5

Notes to Consolidated Financial Statements                        F-6 - F-8

Schedule

  III- Real Estate and Accumulated Depreciation                   F-9 - F-11

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors

The Partners
PS Partners, Ltd.

We have audited the consolidated balance sheets of PS Partners, Ltd. as of December 31, 1995 and 1994 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners, Ltd. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Los Angeles, CA
March 11, 1996

                           PS PARTNERS, LTD.
                      CONSOLIDATED BALANCE SHEETS
                       December 31, 1995 and 1994


                                               1995            1994
                                           ------------    ------------
                         ASSETS


Cash and cash equivalents                  $    511,000    $  1,855,000

Rent and other receivables                      121,000          57,000

Real estate facilities, at cost:
  Land                                       11,855,000      11,855,000
  Buildings and equipment                    45,866,000      45,063,000
                                           ------------    ------------
                                             57,721,000      56,918,000

  Less accumulated depreciation             (22,175,000)    (19,913,000)
                                           ------------    ------------
                                             35,546,000      37,005,000

Other assets                                    129,000         123,000
                                           ------------    ------------

                                           $ 36,307,000    $ 39,040,000
                                           ============    ============


      LIABILITIES AND PARTNERS' EQUITY

Accounts payable                           $    746,000    $    486,000

Advance payments from renters                   391,000         405,000

Minority interest in general partnerships    21,317,000      21,540,000

Partners' equity:
  Limited partners' equity, $500 per
   unit, 66,000 units authorized, issued
   and outstanding                           13,671,000      16,399,000
  General partners' equity                      182,000         210,000
                                           ------------    ------------

     Total partners' equity                  13,853,000      16,609,000
                                           ------------    ------------

                                           $ 36,307,000    $ 39,040,000
                                           ============    ============

                            See accompanying notes.

                                  PS PARTNERS, LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 1995, 1994, and 1993


                                                1995           1994          1993
                                            -----------    -----------    -----------
REVENUE:

Rental income                               $10,905,000    $10,645,000    $10,078,000
Interest income                                  93,000         47,000         35,000
                                            -----------    -----------    -----------
                                             10,998,000     10,692,000     10,113,000
                                            -----------    -----------    -----------

COSTS AND EXPENSES:

Cost of operations                            3,378,000      3,283,000      3,177,000
Management fees                                 649,000        633,000        599,000
Depreciation and amortization                 2,263,000      2,141,000      2,028,000
Interest expense                                      -              -        196,000
Administrative                                   84,000         99,000        101,000
Environmental costs                             216,000              -              -
                                            -----------    -----------    -----------
                                              6,590,000      6,156,000      6,101,000
                                            -----------    -----------    -----------

Income before minority interest
  and gain on condemnation                    4,408,000      4,536,000      4,012,000

Minority interest in income (including
  allocated gain of $149,000 on
  condemnation in 1993)                       2,341,000      2,475,000      2,406,000
                                            -----------    -----------    -----------

Income before gain on condemnation            2,067,000      2,061,000      1,606,000

Gain on condemnation of real estate
  facility                                            -              -        298,000
                                            -----------    -----------    -----------

NET INCOME                                  $ 2,067,000    $ 2,061,000    $ 1,904,000
                                           ============    ===========    ===========

Limited partners' share of net income
  ($23.77, $27.36, and $25.77 per
  unit in 1995, 1994, and 1993,
  respectively)                             $ 1,569,000    $ 1,806,000    $ 1,701,000
General partners' share of net income           498,000        255,000        203,000
                                            -----------    -----------    -----------
                                            $ 2,067,000    $ 2,061,000    $ 1,904,000
                                            ===========    ===========    ===========

                            See accompanying notes.

                              PS PARTNERS, LTD.
                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
            For the years ended December 31, 1995, 1994, and 1993

                                      Limited       General
                                     Partners       Partners        Total
                                   ------------    ----------   ------------
Balances at December 31, 1992       $16,653,000    $ 212,000     $16,865,000

Net income                            1,701,000      203,000       1,904,000

Distributions                        (1,649,000)    (201,000)     (1,850,000)
                                    -----------    ---------     -----------

Balances at December 31, 1993        16,705,000      214,000      16,919,000

Net income                            1,806,000      255,000       2,061,000

Distributions                        (2,112,000)    (259,000)     (2,371,000)
                                    -----------    ---------     -----------

Balances at December 31, 1994        16,399,000      210,000      16,609,000

Net income                            1,569,000      498,000       2,067,000

Distributions                        (4,297,000)    (526,000)     (4,823,000)
                                    -----------    ---------     -----------

Balances at December 31, 1995       $13,671,000    $ 182,000     $13,853,000
                                    ===========    =========     ===========

                            See accompanying notes.

                                  PS PARTNERS, LTD.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1995, 1994, and 1993

                                                                                      1995           1994           1993
                                                                                  -----------    -----------    -----------
Cash flows from operating activities:

  Net income                                                                      $ 2,067,000    $ 2,061,000    $ 1,904,000

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                   2,263,000      2,141,000      2,028,000
    Gain on condemnation of a real estate facility                                          -              -       (298,000)
    (Increase) decrease in rent and other receivables                                 (64,000)        (9,000)        20,000
    Increase in other assets                                                           (7,000)        (2,000)       (74,000)
    Increase (decrease) in accounts payable                                           260,000         (5,000)        91,000
    (Decrease) increase in advance payments from renters                              (14,000)       (39,000)        24,000
    Minority interest in income                                                     2,341,000      2,475,000      2,406,000
                                                                                  -----------    -----------    -----------

      Total adjustments                                                             4,779,000      4,561,000      4,197,000
                                                                                  -----------    -----------    -----------

      Net cash provided by operating activities                                     6,846,000      6,622,000      6,101,000
                                                                                  -----------    -----------    -----------

Cash flows from investing activities:

    Proceeds from condemnation of a real estate facility                                    -              -        298,000
    Additions to real estate facilities                                              (803,000)      (694,000)      (717,000)
                                                                                  -----------    -----------    -----------

      Net cash used in investing activities                                          (803,000)      (694,000)      (419,000)
                                                                                  -----------    -----------    -----------

Cash flows from financing activities:

    Principal payments on mortgage notes payable                                            -              -     (2,157,000)
    Distributions to holder of minority interest                                   (2,564,000)    (2,533,000)    (1,660,000)
    Distributions to partners                                                      (4,823,000)    (2,371,000)    (1,850,000)
                                                                                  -----------    -----------    -----------

      Net cash used in financing activities                                        (7,387,000)    (4,904,000)    (5,667,000)
                                                                                  -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                               (1,344,000)     1,024,000         15,000

Cash and cash equivalents at the beginning of the year                              1,855,000        831,000        816,000
                                                                                  -----------    -----------    -----------

Cash and cash equivalents at the end of the year                                  $   511,000    $ 1,855,000    $   831,000
                                                                                  ===========    ===========    ===========

                            See accompanying notes.

                               PS PARTNERS, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.  Summary of Significant Accounting Policies and Partnership Matters
    ------------------------------------------------------------------

     Description of Partnership
     --------------------------

          PS Partners, Ltd. (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc., now known as Public Storage, Inc. ("PSI") acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

          In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

          The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

          The Partnership has ownership interests in 28 properties; all of which are owned jointly through general partnerships (the "Joint Ventures") with PSI. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 30% to 75%.

     Basis of Presentation
     ---------------------

          The consolidated financial statements include the accounts of the Partnership and the Joint Ventures. PSI's ownership interest in the Joint Ventures is shown as minority interest in general partnerships in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated.

          Minority interest in income represents PSI's share of net income with respect to the Joint Ventures. Under the terms of the partnership agreements all depreciation and amortization with respect to each Joint Venture is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages.

          Depreciation and amortization allocated to PSI was $465,000 in 1995, $327,000 in 1994 and $275,000 in 1993. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

          Under the terms of the partnership agreements, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's rights to receive cash flow distributions from the partnerships for any year after the first year of operation are subordinated to cash distributions to the Partnership equal to a cumulative annual 7% of its cash investment (not compounded). These agreements also specify that upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to the Partnership of the amount of its cash investment and the 7% distribution described above.

                                  PS PARTNERS, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Basis of Presentation (continued)
     ----------------------------------

          In addition to the above provisions, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. PSI's right to require the Partnership to sell all of its properties became exercisable in 1990.

     Depreciation and Amortization
     -----------------------------

          The Partnership depreciates the buildings and equipment on the straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

     Revenue Recognition
     -------------------

          Property rents are recognized as earned.

     Allocation of Net Income
     ------------------------

          The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 3) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

     Per Unit Data
     -------------

          Per unit data is based on the number of limited partnership units (66,000) outstanding during the year.

     Cash Distributions
     ------------------

          The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $65.10 for 1995, $32.00 for 1994 and $25.00 for 1993.

     Cash and Cash Equivalents
     -------------------------
          For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Environmental Cost
     ------------------

          Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $179,000 (in addition, approximately $37,000 was expended for the assessments) for known environmental remediation requirements which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

2.   Real Estate Facilities
     ----------------------

          During 1992, a mini-warehouse facility located in Campbell, California was partially condemned by a governmental authority exercising its right of eminent domain. The partial condemnation of the facility, which is owned jointly by the Partnership (50% ownership) and PSI (50% ownership), resulted in gross condemnation of approximately $1,524,000 and a corresponding gain of approximately $795,000 in 1992.

                                  PS PARTNERS, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

2.   Real Estate Facilities (continued)
     ----------------------------------

          The Partnership contested the initial condemnation proceeds and in June 1993 agreed to a final settlement in which an additional amount of $396,000 was paid to the Partnership. Accordingly, the Partnership recognized a gain of $298,000 (net of related expenses) in 1993 of which $149,000 has been allocated to PSI and included in minority interest in income.

3.   General Partners' Equity
     ------------------------

          The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

          Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the General Partners have a 15% interest in remaining proceeds.

4.   Related Party Transactions
     --------------------------

          PSI operates the Partnership's mini-warehouses for a "management fee" equal to 6% of gross revenue (as defined) and Public Storage Commercial Properties Group, Inc. ("PSCP") operates the commercial properties for a "management fee" of 5% of gross revenue (as defined).

          PSI has a 95% economic interest and Hughes and family members of Hughes have a 5% economic interest in PSCP.

5.   Taxes Based on Income
     ---------------------

          Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

          Taxable net income was $3,415,000, $2,992,000 and $2,667,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                               PS PARTNERS, LTD
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                             Initial Cost            Costs                      Gross Carrying Amount
                                                                   subsequent                    At December 31, 1995
                                        ----------------------   to acquisition  ------------------------------------------------
Date                         Encum-                Building &     Building &                Building &                Accumulated
Acquired  Description        brances    Land      Improvement    Improvements     Land     Improvements      Total    Depreciation
----------------------------------------------------------------------------------------------------------------------------------
          Mini-warehouses
          ----------------
1/83      Platte                -       409,000       953,000        122,000      409,000    1,075,000     1,484,000      549,000
5/83      Delta Drive           -        67,000       481,000         94,000       67,000      575,000       642,000      282,000
12/82     Port/Halsey           -       357,000     1,150,000       (476,000)     357,000      674,000     1,031,000      333,000
12/82     Sacto/Folsom          -       396,000       329,000        406,000      396,000      735,000     1,131,000      365,000
1/83      Semoran               -       442,000     1,882,000        100,000      442,000    1,982,000     2,424,000    1,019,000
3/83      Blackwood             -       213,000     1,559,000         97,000      213,000    1,656,000     1,869,000      832,000
10/83     Orlando J. Y.
           Parkway              -       383,000     1,512,000        172,000      383,000    1,684,000     2,067,000      819,000
9/83      Southington           -       124,000     1,233,000        171,000      124,000    1,404,000     1,528,000      681,000
4/83      Vailsgate             -       103,000       990,000        180,000      103,000    1,170,000     1,273,000      561,000
6/83      Ventura               -       658,000     1,734,000         34,000      658,000    1,768,000     2,426,000      878,000
9/83      Southhampton          -       331,000     1,738,000        377,000      331,000    2,115,000     2,446,000    1,024,000
9/83      Webster/Keystone      -       449,000     1,688,000        386,000      449,000    2,074,000     2,523,000      969,000
9/83      Dover                 -       107,000     1,462,000        249,000      107,000    1,711,000     1,818,000      804,000
9/83      Newcastle             -       227,000     2,163,000        246,000      227,000    2,409,000     2,636,000    1,155,000
9/83      Newark                -       208,000     2,031,000        121,000      208,000    2,152,000     2,360,000    1,038,000
9/83      Langhorne             -       263,000     3,549,000        165,000      263,000    3,714,000     3,977,000    1,806,000
8/83      Hobart                -       215,000     1,491,000        206,000      215,000    1,697,000     1,912,000      802,000
9/83      Ft. Wayne/
           W. Coliseum          -       160,000     1,395,000         15,000      160,000    1,410,000     1,570,000      689,000
9/83      Ft. Wayne/Bluffton    -        88,000       675,000         84,000       88,000      759,000       847,000      363,000
11/83     Aurora                -       505,000       758,000        172,000      505,000      930,000     1,435,000      432,000
11/83     Campbell              -     1,820,000     1,408,000       (749,000)   1,379,000    1,100,000     2,479,000      519,000
11/83     Col Springs/Ed
           (Coulter)            -       471,000     1,640,000        (71,000)     471,000    1,569,000     2,040,000      760,000
11/83     Col Springs/Mv
           (Coulter)            -       320,000     1,036,000         69,000      320,000    1,105,000     1,425,000      544,000
11/83     Thorton (Coulter)     -       418,000     1,400,000        (13,000)     418,000    1,387,000     1,805,000      672,000
11/83     Oklahoma City
           (Coulter)            -       454,000     1,030,000        559,000      454,000    1,589,000     2,043,000      747,000
11/83     Tucson (Coulter)      -       343,000       778,000        416,000      343,000    1,194,000     1,537,000      540,000

                               PS PARTNERS, LTD
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION


                                             Initial Cost            Costs                      Gross Carrying Amount
                                                                   subsequent                    At December 31, 1995
                                        ----------------------   to acquisition  ------------------------------------------------
Date                         Encum-                Building &     Building &                Building &                Accumulated
Acquired  Description        brances    Land      Improvement    Improvements     Land     Improvements      Total    Depreciation
----------------------------------------------------------------------------------------------------------------------------------
          Business park
          ----------------
12/83     Signal Hill/
           Bus. Park          -     1,195,000     2,220,000        708,000      1,195,000    2,928,000     4,123,000      1,350,000


          Mini-warehouse
          & business park
          ----------------
11/83     Webster/Nasa        -     1,570,000     2,457,000        843,000      1,570,000    3,300,000     4,870,000      1,642,000
                            -------------------------------------------------------------------------------------------------------
          TOTAL             $ -   $12,296,000   $40,742,000     $4,683,000    $11,855,000  $45,866,000   $57,721,000    $22,175,000
                            =======================================================================================================

                               PS PARTNERS, LTD.
                       A CALIFORNIA LIMITED PARTNERSHIP
                          REAL ESTATE RECONCILIATION
                           SCHEDULE III (CONTINUED)

(a) The following is a reconciliation of cost and related accumulated depreciation.

                      GROSS CARRYING COST RECONCILIATION


                                                 Years Ended December 31,
                                     ------------------------------------------
                                            1995            1994           1993
                                     ------------------------------------------
Balance at beginning of
 the period                          $56,918,000     $56,224,000    $55,507,000

Additions during the period:
   Improvements, etc.                    803,000         694,000        717,000

Deductions during the period:
   Partial condemnation                        -               -              -
                                     ------------------------------------------

Balance at close of the period       $57,721,000     $56,918,000    $56,224,000
                                     ==========================================

                   ACCUMULATED DEPRECIATION RECONCILIATION

                                    ------------------------------------------
                                           1995            1994           1993
                                    ------------------------------------------
Balance at beginning of
 the period                         $19,913,000     $17,772,000    $15,744,000

Additions during the period:
   Depreciation                       2,262,000       2,141,000      2,028,000

Deductions during the period
   Partial condemnation                       -               -              -
                                    ------------------------------------------
                                    $22,175,000     $19,913,000    $17,772,000
                                    ==========================================

(b) The aggregate cost of real estate for Federal income tax purposes is $57,132,000.