Form 10-Q
period 1996-03-31
PS PARTNERS LTD
filed 1996-05-15
CIK 702276

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              -----------   -----------


Commission File Number 0-11186
                       --------


                                PS PARTNERS, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                             95-3729108
- ----------------------------------                        ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



           701 Western Avenue
         Glendale, California                                     91201-2394
- ---------------------------------------                    --------------------
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

                                    Yes X No
                                       --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
               and December 31, 1995                                          2

         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                            3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                            4

         Notes to condensed consolidated financial statements                 5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-7

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            8

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,          December 31,
                                                                                       1996                  1995
                                                                                  ----------------      ---------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                         $       548,000         $     511,000

Rent and other receivables                                                                 72,000               121,000

Real estate facilities, at cost:
     Land                                                                              11,855,000            11,855,000
     Buildings and equipment                                                           45,963,000            45,866,000
                                                                                  ----------------      ---------------
                                                                                       57,818,000            57,721,000

     Less accumulated depreciation                                                   (22,766,000)          (22,175,000)
                                                                                  ----------------      ---------------
                                                                                       35,052,000           35,546,000
Other assets                                                                              131,000              129,000
                                                                                  ----------------      ---------------
                                                                                    $  35,803,000        $  36,307,000
                                                                                  ================      ===============


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                   $     623,000       $      746,000

Advance payments from renters                                                            419,000              391,000

Minority interest in general partnerships                                             21,210,000           21,317,000


Partners' equity:
     Limited partners' equity, $500 per unit, 66,000
          units authorized, issued and outstanding                                    13,372,000           13,671,000

     General partner's equity                                                            179,000              182,000
                                                                                  ----------------      ---------------

     Total partners' equity                                                           13,551,000           13,853,000
                                                                                  ----------------      ---------------

                                                                                    $  35,803,000      $   36,307,000
                                                                                  ================      ===============

                             See accompanying notes.

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                     1996            1995
                                                ---------------   ------------

REVENUE:

Rental income                                  $     2,695,000    $  2,647,000

Interest income                                          6,000         29,000
                                                ---------------   ------------

                                                     2,701,000      2,676,000
                                                ---------------   ------------

COSTS AND EXPENSES:

Cost of operations                                     961,000        864,000

Management fees                                        160,000        158,000

Depreciation and amortization                          591,000        552,000

Administrative                                          15,000         28,000
                                                ---------------   ------------
                                                     1,727,000      1,602,000
                                                ---------------   ------------


Income before minority interest                        974,000      1,074,000

Minority interest in income                            476,000        573,000
                                                ---------------   ------------


NET INCOME                                      $      498,000    $   501,000
                                                ===============   ============

Limited partners' share of net income
     ($6.27 per unit in 1996 and $6.44
     per unit in 1995)                          $      414,000    $   425,000

General partner's share of net income                   84,000         76,000
                                                ---------------   ------------
                                                $      498,000     $   501,000
                                                ===============   ============

                             See accompanying notes.

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                            -------------------------------
                                                                                 1996            1995
                                                                            --------------- ---------------

Cash flows from operating activities:

     Net income                                                                $   498,000     $   501,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                            591,000         552,000

          Decrease in rent and other receivables                                    49,000          13,000

          Increase in other assets                                                 (2,000)         (6,000)

          Decrease in accounts payable                                           (123,000)        (68,000)

          Increase (decrease) in advance payments from renters                      28,000        (13,000)

          Minority interest in income                                              476,000         573,000
                                                                            --------------- ---------------

               Total adjustments                                                 1,019,000       1,051,000
                                                                            --------------- ---------------


               Net cash provided by operating activities                         1,517,000       1,552,000
                                                                            --------------- ---------------


Cash flows from investing activities:
     Additions to real estate facilities                                          (97,000)        (48,000)
                                                                            --------------- ---------------

               Net cash used in investing activities                              (97,000)        (48,000)
                                                                            --------------- ---------------

Cash flows from financing activities:
     Distributions to holder of minority interest                                (583,000)       (656,000)
     Distributions to partners                                                   (800,000)       (722,000)
                                                                            --------------- ---------------

               Net cash used in financing activities                           (1,383,000)     (1,378,000)
                                                                            --------------- ---------------

Net increase in cash and cash equivalents                                           37,000         126,000

Cash and cash equivalents at the beginning of the period                           511,000       1,855,000
                                                                            --------------- ---------------

Cash and cash equivalents at the end of the period                         $       548,000   $   1,981,000
                                                                            =============== ===============

                             See accompanying notes.

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


  1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the
       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.


  2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.


  3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

     Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income was $498,000 and $501,000 for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of $3,000. The decrease was primarily due to a decrease in operating results at the Partnership's mini-warehouse facilities, combined with a decrease in interest income, partially offset by a decrease in operations at the Partnership's real estate facilities owned jointly with Public Storage, Inc. ("PSI").

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended March 31, 1996 decreased $51,000 or 3%, as rental income increased $48,000 or 2%, and costs of operations (including management fees and excluding depreciation expense) increased $99,000 or 10% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $2,539,000 compared to $2,491,000 for the three months ended March 31,1996 and 1995, respectively, representing an increase of $48,000, or 2%. The increase in rental income was primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities was 87% for both the three months ended March 31, 1996 and 1995. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the three months ended March 31, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $107,000 or 11%, to $1,052,000 from $945,000 for the three months ended March 31, 1996 and 1995, respectively. This increase was the result of increases in repairs and maintenance and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased $59,000 or 4% from $1,546,000 to $1,487,000 for the three months ended March 31, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations remained stable at $156,000 for the three months ended March 31, 1996 and 1995. The weighted average occupancy levels at the business park facilities was 93%
compared to 92% for the three months ended March 31, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.60 compared to $.65 for the three months ended March 31, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $8,000 or 10%, to $69,000 from $77,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $8,000 or 10%, from $79,000 to $87,000 for the three months ended March 31, 1995 and 1996, respectively.

     Administrative expenses decreased $13,000 from $28,000 in 1995 to $15,000 in 1996. This decrease is principally a result of decreases in accounting and state provision for tax expenses.

     Minority interest in income decreased $97,000 to $476,000 from $573,000 for the three months ended March 31, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $167,000 for the three months ended March 31, 1996 compared to $102,000 for the same period in 1995, combined with a decrease in operations at the Partnership's real estate facilities owned jointly with PSI.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,517,000 for the three months ended March 31, 1996) have been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $909,000 of capital improvements (of which $372,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $163,000 for such enhancements. Total capital improvements were $97,000 for the three months ended March 31, 1996 of which $69,000 represents the Partnership's share.


     The Partnership paid distributions to the limited and general partners totaling $713,000 ($10.80 per unit) and $87,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                                  DATED: May 14, 1996

                                         PS PARTNERS, LTD.

                                   BY:   Public Storage, Inc.
                                         General Partner


                                   BY:    /s/ Ronald L. Havner , Jr.
                                         -----------------------------
                                         Ronald L. Havner, Jr.
                                         Senior Vice President & Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial officer)

                                   BY:   /s/ John Reyes
                                         -----------------------------
                                         John Reyes
                                         Vice President and Controller
                                         of Public Storage, Inc.
                                         (Principal accounting officer)