Form 10-Q
period 1996-06-30
PS PARTNERS LTD
filed 1996-08-13
CIK 702276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              ---------  ---------


Commission File Number 0-11186
                       --------


                                PS PARTNERS, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                             95-3729108
- ----------------------------------                      ------------------------

(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


      701 Western Avenue
    Glendale, California                                      91201-2394
- ---------------------------------------                  -----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

  Condensed consolidated balance sheets at June 30, 1996
      and December 31, 1995                                                    2

  Condensed consolidated statements of income for the three and six
     months ended June 30, 1996 and 1995                                       3

  Condensed consolidated statements of cash flows for the six
     months ended June 30, 1996 and 1995                                       4

  Notes to condensed consolidated financial statements                         5

  Management's discussion and analysis of financial condition
     and results of operations                                               6-8

PART II.  OTHER INFORMATION

  (Items 1 through 4 are not applicable)

  Item 5 - Other Information                                                   9

  Item 6 - Exhibits and Reports on Form 8-K                                    9

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         June 30,             December 31,
                                                                           1996                   1995
                                                                     -----------------     ----------------
                                                                       (Unaudited)
                               ASSETS


Cash and cash equivalents                                          $          678,000       $       511,000

Rent and other receivables                                                     57,000               121,000

Real estate facilities, at cost:
     Land                                                                  11,855,000            11,855,000
     Buildings and equipment                                               46,132,000            45,866,000
                                                                     -----------------     ----------------
                                                                           57,987,000            57,721,000

     Less accumulated depreciation                                        (23,364,000)          (22,175,000)
                                                                     -----------------     ----------------
                                                                           34,623,000            35,546,000

Other assets                                                                  158,000              129,000
                                                                     -----------------     ----------------

                                                                     $     35,516,000     $     36,307,000
                                                                     =================     ================


                  LIABILITIES AND PARTNERS' EQUITY
                  --------------------------------


Accounts payable                                                     $        663,000     $        746,000


Advance payments from renters                                                 408,000              391,000

Minority interest in general partnerships                                  21,063,000           21,317,000

Partners' equity:
     Limited partners' equity, $500 per unit, 66,000
          units authorized, issued and outstanding                         13,205,000           13,671,000
     General partners' equity                                                 177,000              182,000
                                                                     -----------------     ----------------

     Total partners' equity                                                13,382,000           13,853,000
                                                                     -----------------     ----------------
                                                                     $     35,516,000      $     36,307,000
                                                                     =================     ================

                             See accompanying notes.
                                        2

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
                                                ------------------------------------     -------------------------------------
                                                     1996                 1995                1996                 1995
                                                ----------------     ---------------     ----------------     ----------------

REVENUE:

Rental income                                   $     2,820,000       $   2,702,000       $    5,515,000       $    5,349,000
Interest income                                           7,000              29,000               13,000               58,000
                                                ----------------     ---------------     ----------------     ----------------
                                                      2,827,000           2,731,000            5,528,000            5,407,000
                                                ----------------     ---------------     ----------------     ----------------

COSTS AND EXPENSES:

Cost of operations                                      882,000             837,000            1,843,000            1,701,000
Management fees                                         168,000             161,000              328,000              319,000
Depreciation and amortization                           598,000             542,000            1,189,000            1,094,000
Administrative                                           27,000              51,000               42,000               79,000
                                                ----------------     ---------------     ----------------     ----------------
                                                      1,675,000           1,591,000            3,402,000            3,193,000
                                                ----------------     ---------------     ----------------     ----------------

Income before minority interest                       1,152,000           1,140,000            2,126,000            2,214,000

Minority interest in income                            (520,000)           (609,000)            (996,000)          (1,182,000)
                                                ----------------     ---------------     ----------------     ----------------


NET INCOME                                      $       632,000      $      531,000      $     1,130,000            1,032,000
                                                ================     ===============     ================     ================

Limited partners' share of net income
     ($14.55 per unit in 1996 and $13.20
     per unit in 1995)                                                                    $      960,000      $       871,000
General partners' share of net income                                                            170,000              161,000
                                                                                         ----------------     ----------------
                                                                                          $    1,130,000      $     1,032,000
                                                                                         ================     ================

                             See accompanying notes.
                                        3


                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ------------------------------------
                                                                          1996                 1995
                                                                     ----------------     ---------------

Cash flows from operating activities:

     Net income                                                       $    1,130,000       $   1,032,000


     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                    1,189,000           1,094,000
          Decrease in rent and other receivables                              64,000              13,000
          Increase in other assets                                           (29,000)                  -
          Decrease in accounts payable                                       (83,000)            (52,000)
          Increase in advance payments from renters                           17,000               3,000
          Minority interest in income                                        996,000           1,182,000
                                                                     ----------------     ---------------
               Total adjustments                                           2,154,000           2,240,000
                                                                     ----------------     ---------------

               Net cash provided by operating activities                   3,284,000           3,272,000
                                                                     ----------------     ---------------

Cash flows from investing activities:

     Additions to real estate facilities                                   (266,000)           (251,000)
                                                                     ----------------     ---------------

               Net cash used in investing activities                       (266,000)           (251,000)
                                                                     ----------------     ---------------

Cash flows from financing activities:

     Distributions to holder of minority interest                        (1,250,000)         (1,308,000)
     Distributions to partners                                           (1,601,000)         (1,523,000)
                                                                     ----------------     ---------------

               Net cash used in financing activities                     (2,851,000)         (2,831,000)
                                                                     ----------------     ---------------

Net increase  in cash and cash equivalents                                   167,000             190,000

Cash and cash equivalents at the beginning of the period                     511,000           1,855,000
                                                                     ----------------     ---------------

Cash and cash equivalents at the end of the period                    $      678,000        $  2,045,000
                                                                     ================     ===============


                             See accompanying notes.

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $632,000 and $531,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $101,000, or 19%. This increase was primarily due to improved property operating results at the Partnership's facilities combined with a decrease in general and administrative expenses, partially offset by increases in depreciation expense and a decrease in interest income.

     Interest income decreased for the three months ended June 30, 1996 over the same periods in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $66,000 or 4%, as rental income increased $118,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $52,000 or 5% compared to the same period in 1995. This increase was due to improved operations at the mini-warehouse facilities.

     Rental income for the Partnership's mini-warehouse operations was $2,651,000 compared to $2,537,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $114,000, or 5%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 90% compared to 89% for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $48,000 or 5%, to $970,000 from $922,000 for the three months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in repairs and maintenance and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $66,000 or 4% from $1,615,000 to $1,681,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $4,000, or 2% to $169,000 from $165,000 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 95% compared to 93% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.63 compared to $.67 for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $4,000 or 5%, to $80,000 from $76,000 for the three months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income remained stable at $89,000 for the three months ended June 30, 1996 and 1995.

     Administrative expenses decreased $24,000 from $51,000 for the three months ended June 30, 1995 compared to $27,000 for the same period in 1996. This decrease is principally a result of a non-recurring expense in 1995, totaling $27,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income decreased $89,000 to $520,000 from $609,000 for the three months ended June 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with Public Storage, Inc. ("PSI")) to PSI of $223,000 for the three months ended June 30, 1996 compared to $93,000 for the same period in 1995, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $1,130,000 and $1,032,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $98,000, or 10%. This increase was primarily due to improved property operating results at the Partnership's facilities combined with a decrease in general and administrative expenses, partially offset by increases in depreciation expense and a decrease in interest income.

     Interest income decreased for the six months ended June 30, 1996 over the same periods in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $15,000 or .5%, as rental income increased $166,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $151,000 or 8% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $5,190,000 compared to $5,027,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $163,000, or 3%. These increases in rental income were primarily attributable to increased rental rates, and weighted average occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 89% compared to 88% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the six months ended June 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $155,000 or 8%, to $2,022,000 from $1,867,000 for the six months ended June 30, 1996 and 1995, respectively. These increases were primarily attributable to increases in repairs and maintenance and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $8,000 or .3% from $3,160,000 to $3,168,000 for the six months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $3,000, or .9% to $325,000 from $322,000 for the six months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 94% compared to 93% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.62 compared to $.66 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $4,000 or 3%, to $149,000 from $153,000 for the six months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $7,000 or 4%, from $169,000 to $176,000 for the six months ended June 30, 1995 and 1996, respectively.

     Administrative expenses decreased $37,000 from $79,000 in 1995 to $42,000 in 1996. This decrease is principally a result of a non-recurring expense in 1995, totaling $27,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income decreased $186,000 to $996,000 from $1,182,000 for the six months ended June 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with Public Storage, Inc. ("PSI")) to PSI of $390,000 for the six months ended June 30, 1996 compared to $ 195,000 for the same period in 1995, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,284,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,146,000 of capital improvements (of which $463,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $163,000 for such enhancements. Total capital improvements were $266,000 for the six months ended June 30, 1996 of which $168,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,426,000 ($21.60 per unit) and $175,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information

     In July 1996, Public Storage, Inc. commenced a cash tender offer to purchase up to 14,000 limited partnership units in the Partnership at $548 per unit.

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


                                DATED: August 13, 1996

                                       PS PARTNERS, LTD.
                                BY:    Public Storage, Inc.
                                       General Partner


                                BY:      /s/ Ronald L. Havner , Jr.
                                       ----------------------------
                                       Ronald L. Havner, Jr.
                                       Senior Vice President
                                         and Chief Financial
                                         Officer of Public Storage, Inc.
                                          (principal financial officer)

                                BY:    /s/ John Reyes
                                       ----------------------------
                                       John Reyes
                                       Vice President and Controller
                                          of Public Storage, Inc.
                                           (Principal accounting officer)