Form 10-Q
period 1996-09-30
PS PARTNERS LTD
filed 1996-11-12
CIK 702276

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from        to
                              --------  --------

Commission File Number 0-11186
                       -------


                                PS PARTNERS, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                       95-3729108
--------------------------------      ------------------------------------------


(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


     701 Western Avenue
    Glendale, California                                            91201-2394
---------------------------------------                             ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at September 30, 1996
      and December 31, 1995                                                    2

    Condensed consolidated statements of income for the three and nine
     months ended September 30, 1996 and 1995                                  3

    Condensed consolidated statements of cash flows for the nine
     months ended September 30, 1996 and 1995                                  4

    Notes to condensed consolidated financial statements                       5

    Management's discussion and analysis of financial condition
     and results of operations                                               6-8

PART II.  OTHER INFORMATION

    (Items 1 through 4 are not applicable)

    Item 5 - Other Information                                                 9

    Item 6 - Exhibits and Reports on Form 8-K                                  9

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                       September 30,                December 31,
                                                                           1996                        1995
                                                                  ---------------------        -------------------
                                                                           (Unaudited)
                                     ASSETS


Cash and cash equivalents                                            $         769,000           $        511,000

Rent and other receivables                                                      85,000                    121,000

Real estate facilities, at cost:
     Land                                                                   11,855,000                 11,855,000
     Buildings and equipment                                                46,339,000                 45,866,000
                                                                  ---------------------        -------------------
                                                                            58,194,000                 57,721,000

     Less accumulated depreciation                                        (23,966,000)               (22,175,000)
                                                                  ---------------------        -------------------
                                                                            34,228,000                 35,546,000

Other assets                                                                   178,000                    129,000
                                                                  ---------------------        -------------------
                                                                        $   35,260,000             $   36,307,000
                                                                  =====================        ===================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                     $         692,000             $      746,000

Advance payments from renters                                                  382,000                    391,000

Minority interest in general partnerships                                   20,878,000                 21,317,000

Partners' equity:
     Limited partners' equity, $500 per unit, 66,000
          units authorized, issued and outstanding                          13,132,000                 13,671,000

     General partner's equity                                                  176,000                    182,000
                                                                  ---------------------        -------------------

     Total partners' equity                                                 13,308,000                 13,853,000
                                                                  ---------------------        -------------------
                                                                        $   35,260,000             $   36,307,000
                                                                  =====================        ===================

                             See accompanying notes.

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                    -------------------------------------  --------------------------------------
                                                          1996                1995               1996                 1995
                                                    ------------------  -----------------  ------------------   -----------------

      REVENUE:

      Rental income                                   $     2,851,000     $    2,804,000      $    8,366,000      $     8,153,000
      Interest income                                          10,000             26,000              23,000              84,000
                                                    ------------------  -----------------  ------------------   -----------------
                                                            2,861,000          2,830,000           8,389,000           8,237,000
                                                    ------------------  -----------------  ------------------   -----------------

      COSTS AND EXPENSES:

      Cost of operations                                      871,000            831,000           2,714,000           2,532,000
      Management fees                                         170,000            166,000             498,000             485,000
      Depreciation and amortization                           602,000            586,000           1,791,000           1,680,000
      Administrative                                           35,000             20,000              77,000              99,000
                                                    ------------------  -----------------  ------------------   -----------------
                                                            1,678,000          1,603,000           5,080,000           4,796,000
                                                    ------------------  -----------------  ------------------   -----------------

      Income before minority interest                       1,183,000          1,227,000           3,309,000           3,441,000

      Minority interest in income                           (458,000)          (627,000)         (1,454,000)         (1,809,000)
                                                    ------------------  -----------------  ------------------   -----------------

      NET INCOME                                      $       725,000     $      600,000     $     1,855,000    $     1,632,000
                                                    ==================  =================  ==================   =================

      Limited partners' share of net income
           ($24.23 per unit in 1996 and $18.45
           per unit in 1995)                                                                 $     1,599,000    $      1,218,000
      General partner's share of net income                                                          256,000             414,000
                                                                                           -----------------    ----------------
                                                                                             $     1,855,000           1,632,000
                                                                                           =================    ================

                             See accompanying notes.
                                        3

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                             ---------------------------------------------
                                                                                     1996                     1995
                                                                             ---------------------      ------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                                $   1,855,000           $   1,632,000

          Adjustments to reconcile net income to net cash provided by operating activities

               Depreciation and amortization                                            1,791,000               1,680,000
               Decrease in rent and other receivables                                      36,000                  13,000
               Increase in other assets                                                  (49,000)                 (4,000)
               (Decrease) increase in accounts payable                                   (54,000)                   5,000
               Decrease in advance payments from renters                                  (9,000)                (21,000)
               Minority interest in income                                              1,454,000               1,809,000
                                                                             ---------------------      ------------------

                    Total adjustments                                                   3,169,000               3,482,000
                                                                             ---------------------      ------------------

                    Net cash provided by operating activities                           5,024,000              5,114,000
                                                                             ---------------------      ------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to real estate facilities                                           (473,000)               (580,000)
                                                                             ---------------------      ------------------

                    Net cash used in investing activities                               (473,000)               (580,000)
                                                                             ---------------------      ------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

          Distributions to holder of minority interest                                (1,893,000)             (1,886,000)
          Distributions to partners                                                   (2,400,000)             (4,023,000)
                                                                             ---------------------      ------------------

                    Net cash used in financing activities                             (4,293,000)             (5,909,000)
                                                                             ---------------------      ------------------

     Net increase (decrease) in cash and cash equivalents                                 258,000             (1,375,000)

     Cash and cash equivalents at the beginning of the period                             511,000               1,855,000
                                                                             ---------------------      ------------------

     Cash and cash equivalents at the end of the period                            $      769,000          $      480,000
                                                                             =====================      ==================



                             See accompanying notes.
                                        4

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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


 2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.


 3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $725,000 and $600,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $125,000, or 21%. This increase was primarily due to a decrease in minority interest in income, partially offset by increases in depreciation expense and general and administrative expenses.

     Interest income decreased for the three months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 increased $3,000, as rental income increased $47,000, or 2%, and costs of operations (including management fees and excluding depreciation expense) increased $44,000, or 4% compared to the same period in 1995. This increase was due to improved operations at the mini-warehouse facilities.

     Rental income for the Partnership's mini-warehouse operations was $2,684,000 compared to $2,631,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $53,000, or 2%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.59 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 91% compared to 90% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $39,000, or 4%, to $975,000 from $936,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in advertising and promotional expenses and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $14,000 or 1% from $1,695,000 to $1,709,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $6,000, or 3%, to $167,000 from $173,000 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 93% compared to 94% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.63 compared to $.66 for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $5,000, or 6%, to $66,000 from $61,000 for the three months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased $11,000, or 9%, from $112,000 to $101,000 for the three months ended September 30, 1995 and 1996, respectively.

     Administrative expenses increased $15,000 from $20,000 for the three months ended September 30, 1995 compared to $35,000 for the same period in 1996. This increase is partially attributable to an increase in accounting fees.

     Minority interest in income decreased $169,000 to $458,000 from $627,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with Public Storage, Inc. ("PSI")) to PSI of $303,000 for the three months ended September 30, 1996 compared to $122,000 for the same period in 1995, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $1,855,000 and $1,632,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $223,000, or 14%. This increase was primarily due to a decrease in minority interest in income, combined with improved property operating results at the Partnership's facilities and a decrease in general and administrative expenses, partially offset by increases in depreciation expense and a decrease in interest income.

     Interest income decreased for the nine months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $18,000 as rental income increased $213,000, or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $195,000, or 7%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $7,874,000 compared to $7,658,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $216,000, or 3%. This increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.59 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 90% for the nine months ended September 30, 1996 and 1995. Costs of operations (including management fees) for the mini-warehouses increased $194,000, or 7%, to $2,997,000 from $2,803,000 for the nine months ended September 30, 1996 and 1995, respectively. These increases were primarily attributable to increases in property tax, repairs and maintenance, and advertising expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased slightly from $4,855,000 to $4,877,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased slightly from $495,000 to $492,000 for the nine months ended September 30, 1995 and 1996, respectively. The weighted average occupancy level at the business park facilities was 94% compared to 93% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.62 compared to $.66 for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks remained stable for the nine months ended September 30, 1996 over the same period in 1995. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $4,000, or 1%, from $281,000 to $277,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Administrative expenses decreased $22,000 from $99,000 in 1995 to $77,000 in 1996. This decrease is principally a result of a non-recurring expense in 1995, totaling $27,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income decreased $355,000 to $1,454,000 from $1,809,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with Public Storage, Inc. ("PSI")) to PSI of $693,000 for the nine months ended September 30, 1996 compared to $322,000 for the same period in 1995, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,024,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,146,000 of capital improvements (of which $463,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $163,000 for such enhancements. Total capital improvements were $473,000 for the nine months ended September 30, 1996 of which $298,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,138,000 ($32.40 per unit) and $262,000, respectively, during the first nine months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------

     In September 1996, PSI completed a cash tender offer, which had commenced in July 1996, pursuant to which PSI acquired a total of 4,532 limited partnership units in the Partnership at $548 per unit.

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


                         DATED: November 12, 1996

                                PS PARTNERS, LTD.

                          BY:   Public Storage, Inc.
                                General Partner


                          BY:   /s/ Ronald L. Havner , Jr.
                                --------------------------
                                Ronald L. Havner, Jr.
                                Senior Vice President and Chief Financial
                                 Officer of Public Storage, Inc.
                                 (principal financial officer)

                          BY:   /s/ John Reyes
                                --------------
                                John Reyes
                                Vice President and Controller
                                 of Public Storage, Inc.
                                (Principal accounting officer)