Form 10-Q
period 1997-03-31
PS PARTNERS LTD
filed 1997-05-15
CIK 702276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ----------------   ----------------


Commission File Number 0-11186
                       -------

                                PS PARTNERS, LTD.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            California                                      95-3729108
-----------------------------------------             -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


          701 Western Avenue
         Glendale, California                               91201-2394
-----------------------------------------             -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at March 31, 1997
          and December 31, 1996                                             2

    Condensed consolidated statements of income for the three
         months ended March 31, 1997 and 1996                               3

    Condensed consolidated statements of cash flows for the three
         months ended March 31, 1997 and 1996                             4-5

    Notes to condensed consolidated financial statements                    6

    Management's discussion and analysis of financial condition
         and results of operations                                        7-9

PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                              10



                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         March 31,        December 31,
                                                                                           1997              1996
                                                                                     ------------------------------------
                                                                                        (Unaudited)
                                         ASSETS

     Cash and cash equivalents                                                          $    561,000      $    506,000

     Rent and other receivables                                                               55,000            89,000

     Real estate facilities, at cost:
        Land                                                                              10,659,000        11,855,000
        Buildings and equipment                                                           44,049,000        46,862,000
                                                                                     ------------------------------------
                                                                                          54,708,000        58,717,000

        Less accumulated depreciation                                                    (23,631,000)      (24,576,000)
                                                                                     ------------------------------------
                                                                                          31,077,000        34,141,000

     Investment in real estate entity                                                      2,765,000                 -

     Other assets                                                                            138,000           205,000
                                                                                     ------------------------------------

                                                                                        $ 34,596,000      $ 34,941,000
                                                                                     ====================================


                            LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                                   $    619,000      $    654,000

     Advance payments from renters                                                           396,000           366,000

     Minority interest in general partnerships                                            20,443,000        20,668,000

     Partners' equity:
        Limited partners' equity, $500 per unit, 66,000
           units authorized, issued and outstanding                                       12,963,000        13,077,000
        General partner's equity                                                             175,000           176,000
                                                                                     ------------------------------------

          Total partners' equity                                                          13,138,000        13,253,000
                                                                                     ------------------------------------

                                                                                        $ 34,596,000      $ 34,941,000
                                                                                     ====================================

                            See accompanying notes.
                                       2




                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                  -----------------------------------------
                                                                                         1997                 1996
                                                                                  -----------------------------------------

         REVENUE:
         Rental income                                                                   $ 2,688,000         $ 2,695,000
         Equity in income of real estate entity                                               38,000                   -
         Interest income                                                                       7,000               6,000
                                                                                  -----------------------------------------
                                                                                           2,733,000           2,701,000
                                                                                  -----------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                                                  923,000             961,000
         Management fees                                                                     161,000             160,000
         Depreciation and amortization                                                       577,000             591,000
         Administrative                                                                       16,000              15,000
                                                                                  -----------------------------------------
                                                                                           1,677,000           1,727,000
                                                                                  -----------------------------------------

         Income before minority interest                                                   1,056,000             974,000

         Minority interest in income                                                        (371,000)           (476,000)
                                                                                  -----------------------------------------

         NET INCOME                                                                      $   685,000         $   498,000
                                                                                  =========================================

         Limited partners' share of net income
            ($9.08 per unit in 1997 and $6.27
            per unit in 1996)                                                            $   599,000         $   414,000
         General partner's share of net income                                                86,000              84,000
                                                                                  =========================================
                                                                                         $   685,000         $   498,000
                                                                                  =========================================


                            See accompanying notes.
                                       3



                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                 ------------------------------------------
                                                                                        1997                 1996
                                                                                 ------------------------------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                    $  685,000          $  498,000

            Adjustments to reconcile net income to net cash
                provided by operating activities

                Depreciation and amortization                                                577,000             591,000
                Decrease in rent and other receivables                                        34,000              49,000
                Decrease (increase) in other assets                                           67,000              (2,000)
                Decrease in accounts payable                                                 (35,000)           (123,000)
                Increase in advance payments from renters                                     30,000              28,000
                Equity in income of real estate entity                                       (38,000)                  -
                Minority interest in income                                                  371,000             476,000
                                                                                 ------------------------------------------

                  Total adjustments                                                        1,006,000           1,019,000
                                                                                 ------------------------------------------

                  Net cash provided by operating activities                                1,691,000           1,517,000
                                                                                 ------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:

            Investment in real estate entity                                                  (3,000)                  -
            Additions to real estate facilities                                             (237,000)            (97,000)
                                                                                 ------------------------------------------

                  Net cash used in investing activities                                     (240,000)            (97,000)
                                                                                 ------------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Distributions to holder of minority interest                                    (596,000)           (583,000)
            Distributions to partners                                                       (800,000)           (800,000)
                                                                                 ------------------------------------------

                  Net cash used in financing activities                                   (1,396,000)         (1,383,000)
                                                                                 ------------------------------------------

         Net increase in cash and cash equivalents                                            55,000              37,000

         Cash and cash equivalents at the beginning of the period                            506,000             511,000
                                                                                 ------------------------------------------

         Cash and cash equivalents at the end of the period                               $  561,000          $  548,000
                                                                                 ==========================================

                            See accompanying notes.
                                       4



                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                               -----------------------------------------
                                                                                       1997                1996
                                                                               -----------------------------------------


      Supplemental schedule of noncash investing and financing activities:

         Investment in real estate entity                                              $(2,724,000)                  $-

         Transfer of real estate facilities for interest in real estate entity           2,724,000                    -



                            See accompanying notes.
                                       5

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)




1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months then ended.


3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


4. Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust name American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its Signal Hill, California business park property, which was owned jointly by the Partnership and PSI, for 150,000 limited partnership units, which represented approximately 2.2% of the initial capitalization of the partnership underlying AOPP. In addition, since January 1997, New REIT manages the commercial operations of the Partnership's Webster, Texas property.

     The number of limited partnership units received by the Partnership was based on the relative fair market value of the Partnership's commercial property exchanged compared to the aggregate of all other real estate assets exchanged for limited partnership units in the underlying partnership. The Partnership's limited partnership units, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of AOPP.

     The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three months ended March 31, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its Signal Hill, California property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income was $685,000 and $498,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of $187,000. The increase was primarily due to reduced minority interest in income for those properties held jointly with PSI and an increase in property operations at the Partnership's real estate facilities.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended March 31, 1997 increased $30,000, or 2%, as rental income decreased $7,000 and cost of operations (including management fees and excluding depreciation expense) decreased $37,000, or 3%, compared to the same period in 1996. Net property income for the three months ended March 31, 1997 excludes property operations for the Signal Hill, California business park facility, which was transferred to AOPPLP in January 1997. Excluding Signal Hill operations for the three months ended March 31, 1996, net property income for the three months ended March 31, 1997 increased $91,000 as rental income increased $98,000 and cost of operations increased $7,000 compared to the three months ended March 31, 1996.

     Rental income for the Partnership's mini-warehouse operations was $2,641,000 compared to $2,539,000 for the three months ended March 31,1997 and 1996, respectively, representing an increase of $102,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 compared to $.60 for the three months ended March 31, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 87% for the three months ended March 31, 1997 and 1996. Cost of operations (including management fees) for the mini-warehouses increased $4,000 to $1,056,000 from $1,052,000 for the three months ended March 31, 1997 and 1996, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $98,000, or 7%, from $1,487,000 to $1,585,000 for the three months ended March 31, 1996 and 1997, respectively.

     Rental income for the Partnership's business-park operations was $47,000 compared to $156,000 for the three months ended March 31,1997 and 1996, respectively, representing a decrease of $109,000, or 70%. Excluding the operations of the Signal Hill property, rental income decreased $4,000, or 9%, to $47,000 from $51,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease in rental income was primarily attributable to decreases in both occupancy levels and rental rates. The weighted average occupancy level at the Partnership's Webster, Texas business park facilities was 90% compared to 97% for the three months ended March 31, 1997 and 1996, respectively. The monthly average realized rent per square foot for the Webster facility was $.70 compared to $.71 for the three months ended March 31, 1997 and 1996, respectively. Cost of operations (including management fees) for the business parks decreased $41,000, or 59%, to $28,000 from $69,000 for the three months ended March 31, 1997 and 1996, respectively. Excluding the operations of the Signal Hill property, cost of operations increased $3,000, or 12%, to $28,000 from $25,000 for the three months ended March 31, 1997 and 1996, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $68,000, or 78%, from $87,000 to $19,000 for the three months ended March 31, 1996 and 1997, respectively. Excluding the operations for the Signal Hill property, property net operating income decreased by $7,000, or 27%, from $26,000 to $19,000 for the three months ended March 31, 1996 and 1997.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectivley referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its Signal Hill, California business park property, which was owned jointly by the Partnership and PSI, for 150,000 limited partnership units, which represented approximately 2.2% of the initial capitalization of the partnership underlying AOPP. In addition, since January 1997, New REIT manages the commercial operations of the Partnership's Webster, Texas property.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended March 31, 1997 compared to the operation of the Signal Hill, California business park facility for the three months ended March 31, 1996:


                                                            Three Months Ended March 31,
                                                        ------------------------------------
                                                            1997                  1996
                                                        ------------------ -----------------
     Equity in earnings of real estate entity               $  38,000             $       -
     Rental income                                                  -               105,000
     Cost of operations                                             -                44,000
                                                         ----------------      -------------
     Net operating income                                      38,000                61,000
     Depreciation                                                   -                41,000
                                                         ----------------      -------------
                                                            $  38,000             $  20,000
                                                         ================      =============

     Minority interest in income decreased $105,000 to $371,000 from $476,000 for the three months ended March 31, 1997 and 1996, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $311,000 for the three months ended March 31, 1997 compared to $167,000 for the same period in 1996, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,691,000 for the three months ended March 31, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $940,000 of capital improvements (of which $378,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. Total capital improvements were $237,000 for the three months ended March 31, 1997 of which $134,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $713,000 ($10.80 per unit) and $87,000, respectively, during the first three months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


              DATED:           May 13, 1997
                               PS PARTNERS, LTD.
              BY:              Public Storage, Inc.
                               General Partner

              BY:              /s/ John Reyes
                               -----------------------------------------
                               Senior Vice President and Chief Financial
                                 Officer of Public Storage, Inc.
                                 (principal financial and accounting officer)