Form 10-Q
period 1997-06-30
PS PARTNERS LTD
filed 1997-08-13
CIK 702276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-11186
                       -------

                                PS PARTNERS, LTD.
                              --------------------
             (Exact name of registrant as specified in its charter)



         California                                          95-3729108
----------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


        701 Western Avenue
       Glendale, California                                  91201-2394
----------------------------                            -------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at June 30, 1997
          and December 31, 1996                                             2

    Condensed consolidated statements of income for the three
         and six months ended June 30, 1997 and 1996                        3

    Condensed consolidated statements of cash flows for the
         six months ended June 30, 1997 and 1996                          4-5

    Notes to condensed consolidated financial statements                  6-7

    Management's discussion and analysis of financial condition
         and results of operations                                       8-12

PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                              13

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,          December 31,
                                                                                              1997                1996
                                                                                       ---------------------------------------
                                                                                           (Unaudited)
                                     ASSETS


     Cash and cash equivalents                                                               $ 500,000           $ 506,000

     Rent and other receivables                                                                 63,000              89,000

     Real estate facilities, at cost:
        Land                                                                                10,659,000          11,855,000
        Buildings and equipment                                                             44,428,000          46,862,000
                                                                                       ---------------------------------------
                                                                                            55,087,000          58,717,000

        Less accumulated depreciation                                                      (24,215,000)        (24,576,000)
                                                                                      ---------------------------------------
                                                                                            30,872,000          34,141,000

     Investment in real estate entity                                                        2,819,000                   -

     Other assets                                                                              141,000             205,000
                                                                                       ---------------------------------------

                                                                                          $ 34,395,000        $ 34,941,000
                                                                                       =======================================


                        LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                                        $ 651,000           $ 654,000

     Advance payments from renters                                                             394,000             366,000

     Minority interest in general partnerships                                              20,243,000          20,668,000

     Partners' equity:
        Limited partners' equity, $500 per unit, 66,000
           units authorized, issued and outstanding                                         12,933,000          13,077,000
        General partner's equity                                                               174,000             176,000
                                                                                       ---------------------------------------

              Total partners' equity                                                        13,107,000          13,253,000
                                                                                       ---------------------------------------

                                                                                          $ 34,395,000        $ 34,941,000
                                                                                       =======================================

                            See accompanying notes.
                                       2

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                               ----------------------------------------------------------------
                                                                      1997           1996            1997             1996
                                                               ----------------------------------------------------------------

         REVENUE:

         Rental income                                           $ 2,787,000    $ 2,820,000      $ 5,475,000     $ 5,515,000
         Equity in income of real estate entity                       55,000              -           93,000               -
         Interest income                                               7,000          7,000           14,000          13,000
                                                               ----------------------------------------------------------------
                                                                   2,849,000      2,827,000        5,582,000       5,528,000
                                                               ----------------------------------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                          867,000        882,000        1,790,000       1,843,000
         Management fees                                             167,000        168,000          328,000         328,000
         Depreciation and amortization                               584,000        598,000        1,161,000       1,189,000
         Administrative                                               28,000         27,000           44,000          42,000

                                                               ----------------------------------------------------------------
                                                                   1,646,000      1,675,000        3,323,000       3,402,000
                                                               ----------------------------------------------------------------

         Income before minority interest                           1,203,000      1,152,000        2,259,000       2,126,000

         Minority interest in income                                (434,000)      (520,000)        (805,000)       (996,000)
                                                               ----------------------------------------------------------------

         NET INCOME                                                $ 769,000      $ 632,000      $ 1,454,000     $ 1,130,000
                                                               ================================================================

         Limited partners' share of net income
            ($19.41 per unit in 1997 and $14.55
            per unit in 1996)                                                                    $ 1,281,000       $ 960,000
         General partner's share of net income                                                       173,000         170,000
                                                                                              ---------------------------------

                                                                                                 $ 1,454,000     $ 1,130,000
                                                                                              =================================

                            See accompanying notes.
                                       3

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                        ---------------------------------------
                                                                                                 1997               1996
                                                                                        ---------------------------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income                                                                       $ 1,454,000        $ 1,130,000

            Adjustments to reconcile net income to net cash
                provided by operating activities

                Depreciation and amortization                                                  1,161,000          1,189,000
                Decrease in rent and other receivables                                            26,000             64,000
                Decrease (increase) in other assets                                               64,000            (29,000)
                Decrease in accounts payable                                                      (3,000)           (83,000)
                Increase in advance payments from renters                                         28,000             17,000
                Equity in income of real estate entity                                           (93,000)                 -
                Minority interest in income                                                      805,000            996,000
                                                                                        ---------------------------------------

                  Total adjustments                                                            1,988,000          2,154,000
                                                                                        ---------------------------------------

                  Net cash provided by operating activities                                    3,442,000          3,284,000
                                                                                        ---------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:

            Investment in real estate entity                                                      (3,000)                 -
            Additions to real estate facilities                                                 (615,000)          (266,000)
                                                                                        ---------------------------------------

                  Net cash used in investing activities                                         (618,000)          (266,000)
                                                                                        ---------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Distributions to holder of minority interest                                      (1,230,000)        (1,250,000)
            Distributions to partners                                                         (1,600,000)        (1,601,000)
                                                                                        ---------------------------------------

                  Net cash used in financing activities                                       (2,830,000)        (2,851,000)
                                                                                        ---------------------------------------

         Net (decrease) increase in cash and cash equivalents                                     (6,000)           167,000

         Cash and cash equivalents at the beginning of the period                                506,000            511,000
                                                                                        ---------------------------------------

         Cash and cash equivalents at the end of the period                                    $ 500,000          $ 678,000
                                                                                        =======================================

                            See accompanying notes.
                                       4

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                       ---------------------------------------
                                                                                                1997               1996
                                                                                       ---------------------------------------


         Supplemental schedule of noncash investing and financing activities:


            Investment in real estate entity                                                $ (2,724,000)             $-

            Transfer of real estate facilities for interest in real estate entity              2,724,000               -


                            See accompanying notes.
                                       5

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


     The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its Signal Hill, California property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations:
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income was $769,000 and $632,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $137,000, or 22%. The increase was primarily due to reduced minority interest in income for those properties held jointly with PSI and an increase in property operations at the Partnership's real estate facilities.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1997 decreased $17,000 as rental income decreased $33,000 and cost of operations (including management fees and excluding depreciation expense) decreased $16,000, or 2%, compared to the same period in 1996. Net property income for the three months ended June 30, 1997 excludes property operations for the Signal Hill, California business park facility, which was transferred to the New REIT in January 1997. Excluding Signal Hill operations for the three months ended June 30, 1996, net property income for the three months ended June 30, 1997 increased $46,000, or 3%, as rental income increased $86,000, or 3%, and cost of operations increased $40,000, or 4%, compared to the three months ended June 30, 1996.

     Rental income for the Partnership's mini-warehouse operations was $2,740,000 compared to $2,651,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $89,000, or 3%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.60 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 90% for the three months ended June 30, 1997 and 1996. Cost of operations (including management fees) for the mini-warehouses increased $42,000, or 4%, to $1,012,000 from $970,000 for the three months ended June 30, 1997 and 1996, respectively. The increase in cost of operations was primarily attributable to increases in advertising expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $47,000, or 3%, from $1,681,000 to $1,728,000 for the three months ended June 30, 1996 and 1997, respectively.

     Rental income for the Partnership's business-park operations was $47,000 compared to $169,000 for the three months ended June 30,1997 and 1996, respectively, representing a decrease of $122,000, or 72%. Excluding the operations of the Signal Hill property, rental income decreased $3,000, or 6%, to $47,000 from $50,000 for the three months ended June 30 , 1997 and 1996, respectively. The decrease in rental income was primarily attributable to a decrease in occupancy levels, partially offset by an increase in rental rates. The weighted average occupancy level at the Partnership's Webster, Texas business park facilities was 89% compared to 96% for the three months ended June 30, 1997 and 1996, respectively. The monthly average realized rent per square foot for the Webster facility was $.71 compared to $.70 for the three months ended June 30, 1997 and 1996, respectively. Cost of operations (including management fees) for the business parks decreased $58,000, or 73%, to $22,000 from $80,000 for the three months ended June 30, 1997 and 1996, respectively.
Excluding the operations of the Signal Hill property, cost of operations decreased $2,000, or 8%, to $22,000 from $24,000 for the three months ended June 30, 1997 and 1996, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $64,000, or 72%, from $89,000 to $25,000 for the three months ended June 30, 1996 and 1997, respectively. Excluding the operations for the Signal Hill property, property net operating income decreased by $1,000 from $26,000 to $25,000 for the three months ended June 30, 1996 and 1997, respectively.

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

      The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended June 30, 1997 compared to the operation of the Signal Hill, California business park facility for the three months ended June 30, 1996:


                                                 Three Months Ended June 30,
                                              ---------------------------------
                                                   1997               1996
                                              ---------------   ---------------

Equity in earnings of real estate entity        $  55,000         $         -
Rental income                                           -             119,000
Cost of operations                                      -              56,000
                                              ---------------   ---------------
Net operating income                               55,000              63,000
Depreciation                                            -              42,000
                                              ---------------   ---------------
                                                $  55,000           $  21,000
                                              ===============   ===============

     Minority interest in income decreased $86,000 to $434,000 from $520,000 for the three months ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $315,000 for the three months ended June 30, 1997 compared to $223,000 for the same period in 1996, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income was $1,454,000 and $1,130,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $324,000, or 29%. The increase was primarily due to reduced minority interest in income for those properties held jointly with PSI and an increase in property operations at the Partnership's real estate facilities.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1997 increased $13,000 as rental income decreased $40,000 and cost of operations (including management fees and excluding depreciation expense) decreased $53,000, or 2%, compared to the same period in 1996. Net property income for the six months ended June 30, 1997 excludes property operations for the Signal Hill, California business park facility, which was transferred to AOPPLP in January 1997. Excluding Signal Hill operations for the six months ended June 30, 1996, net property income for the six months ended June 30, 1997 increased $137,000, or 4%, as rental income increased $184,000, or 4%, and cost of operations increased $47,000, or 5%, compared to the six months ended June 30, 1996.

     Rental income for the Partnership's mini-warehouse operations was $5,381,000 compared to $5,190,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $191,000, or 4%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 compared to $.60 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities were 88% and 89% for the six months ended June 30, 1997 and 1996, respectively. Cost of operations (including management fees) for the mini-warehouses increased $46,000 to $2,068,000 from $2,022,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in cost of operations was primarily attributable to an increase in advertising expense. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $145,000, or 5%, from $3,168,000 to $3,313,000 for the six months ended June 30, 1996 and 1997, respectively.

     Rental income for the Partnership's business-park operations was $94,000 compared to $325,000 for the six months ended June 30, 1997 and 1996, respectively, representing a decrease of $231,000, or 71%. Excluding the operations of the Signal Hill property, rental income decreased $7,000, or 7%, to $94,000 from $101,000 for the six months ended June 30, 1997 and 1996, respectively. The decrease in rental income was primarily attributable to a decrease in occupancy levels. The weighted average occupancy level at the Partnership's Webster, Texas business park facilities was 90% compared to 97% for the six months ended June 30, 1997 and 1996, respectively. The monthly average realized rent per square foot for the Webster facility remained stable at $.70 for the six months ended June 30, 1997 and 1996, respectively. Cost of operations (including management fees) for the business parks decreased $99,000, or 66%, to $50,000 from $149,000 for the six months ended June 30, 1997 and 1996, respectively. Excluding the operations of the Signal Hill property, cost of operations increased $1,000, or 2%, to $50,000 from $49,000 for the six months ended June 30, 1997 and 1996, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $132,000, or 75%, from $176,000 to $44,000 for the six months ended June 30, 1996 and 1997, respectively. Excluding the operations for the Signal Hill property, property net operating income decreased by $8,000, or 15%, from $52,000 to $44,000 for the six months ended June 30, 1996 and 1997.

      The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the Signal Hill, California business park facility for the six months ended June 30, 1996:


                                                 Six Months Ended June 30,
                                               -----------------------------
                                                    1997            1996
                                               --------------   ------------
Equity in earnings of real estate entity         $  93,000      $         -
Rental income                                            -          224,000
Cost of operations                                       -          100,000
                                               --------------   ------------
Net operating income                                93,000          124,000
Depreciation                                             -           83,000
                                               --------------   ------------
                                                 $  93,000      $    41,000
                                               ==============   ============

     Minority interest in income decreased $191,000 to $805,000 from $996,000 for the six months ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $626,000 for the six months ended June 30, 1997 compared to $390,000 for the same period in 1996, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,442,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $940,000 of capital improvements (of which $378,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $615,000 for the six months ended June 30, 1997 of which $373,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,426,000 ($21.60 per unit) and $174,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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




                DATED:           August 13, 1997
                                 PS PARTNERS, LTD.
                BY:              Public Storage, Inc.
                                 General Partner

                BY:              /s/ John Reyes
                                 --------------
                                 Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)