Form 10-Q
period 1997-09-30
PS PARTNERS LTD
filed 1997-11-13
CIK 702276

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------


Commission File Number 0-11186
                       -------

                                PS PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------


    California                                            95-3729108
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   701 Western Avenue
   Glendale, California                                          91201-2394
----------------------------------------                ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1997
               and December 31, 1996                                        2

         Condensed consolidated statements of income for the three
              and nine months ended September 30, 1997 and 1996             3

         Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996                4-5

         Notes to condensed consolidated financial statements              6-7

         Management's discussion and analysis of financial condition
              and results of operations                                    8-12

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           13

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     September 30,       December 31,
                                                                                         1997                1996
                                                                                ---------------------------------------
                                                                                    (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                               $ 695,000           $ 506,000

Rent and other receivables                                                                 70,000              89,000

Real estate facilities, at cost:
   Land                                                                                10,659,000          11,855,000
   Buildings and equipment                                                             44,580,000          46,862,000
                                                                                ---------------------------------------
                                                                                       55,239,000          58,717,000

   Less accumulated depreciation                                                      (24,810,000)        (24,576,000)
                                                                                ---------------------------------------
                                                                                       30,429,000          34,141,000

Investment in real estate entity                                                        2,867,000                   -

Other assets                                                                              137,000             205,000
                                                                                ---------------------------------------

                                                                                     $ 34,198,000        $ 34,941,000
                                                                                =======================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                        $ 648,000           $ 654,000

Advance payments from renters                                                             370,000             366,000

Minority interest in general partnerships                                              20,044,000          20,668,000

Partners' equity:
   Limited partners' equity, $500 per unit, 66,000
      units authorized, issued and outstanding                                         12,961,000          13,077,000
   General partner's equity                                                               175,000             176,000
                                                                                ---------------------------------------

         Total partners' equity                                                        13,136,000          13,253,000
                                                                                ---------------------------------------

                                                                                     $ 34,198,000        $ 34,941,000
                                                                                =======================================

                             See accompanying notes.
                                        2

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                       ---------------------------------------------------------------
                                                             1997            1996           1997           1996
                                                       ---------------------------------------------------------------

REVENUE:

Rental income                                             $ 2,896,000      $ 2,851,000    $ 8,371,000    $ 8,366,000
Equity in income of real estate entity                         48,000                -        141,000              -
Interest income                                                 8,000           10,000         22,000         23,000
                                                       ---------------------------------------------------------------
                                                            2,952,000        2,861,000      8,534,000      8,389,000
                                                       ---------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                            844,000          871,000      2,634,000      2,714,000
Management fees                                               174,000          170,000        502,000        498,000
Depreciation and amortization                                 595,000          602,000      1,756,000      1,791,000
Administrative                                                 38,000           35,000         82,000         77,000
                                                       ---------------------------------------------------------------
                                                            1,651,000        1,678,000      4,974,000      5,080,000
                                                       ---------------------------------------------------------------

Income before minority interest                             1,301,000        1,183,000      3,560,000      3,309,000

Minority interest in income                                  (472,000)        (458,000)    (1,277,000)    (1,454,000)
                                                       ---------------------------------------------------------------

NET INCOME                                                  $ 829,000        $ 725,000    $ 2,283,000    $ 1,855,000
                                                       ===============================================================

Limited partners' share of net income
     ($30.65 per unit in 1997 and $24.23
     per unit in 1996)                                                                    $ 2,023,000    $ 1,599,000
General partner's share of net income                                                         260,000        256,000
                                                                                       -------------------------------
                                                                                          $ 2,283,000    $ 1,855,000
                                                                                       ===============================



                             See accompanying notes.
                                        3

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              ---------------------------------------
                                                                                     1997               1996
                                                                              ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                       $ 2,283,000        $ 1,855,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                  1,756,000          1,791,000
       Decrease in rent and other receivables                                            19,000             36,000
       Decrease (increase) in other assets                                               68,000            (49,000)
       Decrease in accounts payable                                                      (6,000)           (54,000)
       Increase (decrease) in advance payments from renters                               4,000             (9,000)
       Equity in income of real estate entity                                          (141,000)                 -
       Minority interest in income                                                    1,277,000          1,454,000
                                                                              ---------------------------------------

         Total adjustments                                                            2,977,000          3,169,000
                                                                              ---------------------------------------

         Net cash provided by operating activities                                    5,260,000          5,024,000
                                                                              ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in real estate entity                                                      (3,000)                 -
   Additions to real estate facilities                                                 (767,000)          (473,000)
                                                                              ---------------------------------------

         Net cash used in investing activities                                         (770,000)          (473,000)
                                                                              ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to holder of minority interest                                      (1,901,000)        (1,893,000)
   Distributions to partners                                                         (2,400,000)        (2,400,000)
                                                                              ---------------------------------------

         Net cash used in financing activities                                       (4,301,000)        (4,293,000)
                                                                              ---------------------------------------

Net increase in cash and cash equivalents                                               189,000            258,000

Cash and cash equivalents at the beginning of the period                                506,000            511,000
                                                                              ---------------------------------------

Cash and cash equivalents at the end of the period                                    $ 695,000          $ 769,000
                                                                              =======================================

                             See accompanying notes.
                                        4


                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                              ---------------------------------------
                                                                                       1997               1996
                                                                              ---------------------------------------


Supplemental schedule of noncash investing and financing activities:


   Investment in real estate entity                                                $ (2,724,000)               $ -

   Transfer of real estate facilities for interest in real estate entity              2,724,000                  -



                             See accompanying notes.
                                        5


                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)




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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months then ended.


3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


     The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and nine months ended September 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its Signal Hill, California property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income was $829,000 and $725,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $104,000, or 14%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1997 increased $68,000, or 4%, as rental income increased $45,000, or 2%, and cost of operations (including management fees and excluding depreciation expense) decreased $23,000, or 2%, compared to the same period in 1996. Net property income for the three months ended September 30, 1997 excludes property operations for the Signal Hill, California business park facility, which was transferred to the New REIT in January 1997. Excluding Signal Hill operations for the three months ended September 30, 1996, net property income for the three months ended September 30, 1997 increased $144,000, or 8%, as rental income increased $163,000, or 6%, and cost of operations increased $19,000, or 2%, compared to the three months ended September 30, 1996.

     Rental income for the Partnership's mini-warehouse operations was $2,845,000 compared to $2,684,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $161,000, or 6%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.60 for the three months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased to 92% from 91% for the three months ended September 30, 1997 and 1996, respectively. Cost of operations (including management fees) for the mini-warehouses increased $28,000, or 3%, to $1,003,000 from $975,000 for the three months ended September 30, 1997 and 1996, respectively. The increase in cost of operations was primarily attributable to increases in advertising expenses, partially offset by decreased payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $133,000, or 8%, from $1,709,000 to $1,842,000 for the three months ended September 30, 1996 and 1997, respectively.

     Rental income for the Partnership's business-park operations was $51,000 compared to $167,000 for the three months ended September 30,1997 and 1996, respectively, representing a decrease of $116,000, or 69%. Excluding the operations of the Signal Hill property, rental income increased $2,000, or 4%, to $51,000 from $49,000 for the three months ended June 30 , 1997 and 1996, respectively. The increase in rental income was primarily attributable to an

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

increase in occupancy levels, partially offset by a decrease in rental rates. The weighted average occupancy level at the Partnership's Webster, Texas business park facility was 98% compared to 90% for the three months ended September 30, 1997 and 1996, respectively. The monthly average realized rent per square foot for the Webster facility was $.71 compared to $.72 for the three months ended September 30, 1997 and 1996, respectively. Cost of operations (including management fees) for the business parks decreased $51,000, or 77%, to $15,000 from $66,000 for the three months ended September 30, 1997 and 1996, respectively. Excluding the operations of the Signal Hill property, cost of operations decreased $9,000, or 38%, to $15,000 from $24,000 for the three months ended September 30, 1997 and 1996, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $65,000, or 64%, from $101,000 to $36,000 for the three months ended September 30, 1996 and 1997, respectively. Excluding the operations of the Signal Hill property, property net operating income increased by $11,000, or 44%, from $25,000 to $36,000 for the three months ended September 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended September 30, 1997 compared to the operation of the Signal Hill, California business park facility for the three months ended September 30, 1996:



                                                Three Months Ended September 30,
                                                -------------------------------
                                                   1997                  1996
                                                -------------      ------------

   Equity in earnings of real estate entity     $  48,000          $     -
   Rental income                                     -               118,000
   Cost of operations                                -                42,000
                                                -------------      ------------
   Net operating income                            48,000             76,000
   Depreciation                                      -                43,000
                                                -------------      ------------
                                                $  48,000          $  33,000
                                                =============      ============

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Minority interest in income increased $14,000 to $472,000 from $458,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $341,000 for the three months ended September 30, 1997 compared to $303,000 for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income was $2,283,000 and $1,855,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $428,000, or 23%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with reduced minority interest in income for those properties held jointly with PSI.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1997 increased $81,000, or 2%, as rental income increased $5,000 and cost of operations (including management fees and excluding depreciation expense) decreased $76,000, or 2%, compared to the same period in 1996. Net property income for the nine months ended September 30, 1997 excludes property operations for the Signal Hill, California business park facility, which was transferred to AOPPLP in January 1997. Excluding Signal Hill operations for the nine months ended September 30, 1996, net property income for the nine months ended September 30, 1997 increased $281,000, or 6%, as rental income increased $347,000, or 4%, and cost of operations increased $66,000, or 2%, compared to the nine months ended September 30, 1996.

     Rental income for the Partnership's mini-warehouse operations was $8,226,000 compared to $7,874,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $352,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.60 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% for the nine months ended September 30, 1997 and 1996. Cost of operations (including management fees) for

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

the mini-warehouses increased $74,000 to $3,071,000 from $2,997,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cost of operations was primarily attributable to increases in advertising, management, and property tax expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $278,000, or 6%, from $4,877,000 to $5,155,000 for the nine months ended September 30, 1996 and 1997, respectively.

     Rental income for the Partnership's business-park operations was $145,000 compared to $492,000 for the nine months ended September 30, 1997 and 1996, respectively, representing a decrease of $347,000, or 71%. Excluding the operations of the Signal Hill property, rental income decreased $5,000, or 3%, to $145,000 from $150,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in rental income was primarily attributable to a decrease in occupancy levels. The weighted average occupancy level at the Partnership's Webster, Texas business park facility was 92% compared to 95% for the nine months ended September 30, 1997 and 1996, respectively. The monthly average realized rent per square foot for the Webster facility remained stable at $.71 for the nine months ended September 30, 1997 and 1996, respectively. Cost of operations (including management fees) for the business parks decreased $150,000, or 70%, to $65,000 from $215,000 for the nine months ended September 30, 1997 and 1996, respectively. Excluding the operations of the Signal Hill property, cost of operations decreased $8,000, or 11%, to $65,000 from $73,000 for the nine months ended September 30, 1997 and 1996, respectively.
Accordingly, for the Partnership's business park facilities, property net operating income decreased by $197,000, or 71%, from $277,000 to $80,000 for the nine months ended September 30, 1996 and 1997, respectively. Excluding the operations for the Signal Hill property, property net operating income increased by $3,000, or 4%, from $77,000 to $80,000 for the nine months ended September 30, 1996 and 1997.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the nine months ended September 30, 1997 compared to the operation of the Signal Hill, California business park facility for the nine months ended September 30, 1996:




                                                 Nine Months Ended September 30,
                                                -------------------------------
                                                      1997             1996
                                                -------------      ------------
  Equity in earnings of real estate entity        $  141,000       $      -

  Rental income                                            -          342,000

  Cost of operations                                       -          142,000
                                                -------------      ------------
  Net operating income                               141,000          200,000

  Depreciation                                             -          126,000
                                                -------------      ------------
                                                  $  141,000        $  74,000
                                                =============      ============



     Minority interest in income decreased $177,000 to $1,277,000 from $1,454,000 for the nine months ended September 30, 1997 and 1996, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


$1,000,000 for the nine months ended September 30, 1997 compared to $693,000 for the same period in 1996, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,260,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $940,000 of capital improvements (of which $378,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $767,000 for the nine months ended September 30, 1997 of which $452,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,138,000 ($32.40 per unit) and $262,000, respectively, during the first nine months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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


                               DATED:  November 13, 1997
                                       PS PARTNERS, LTD.
                               BY:     Public Storage, Inc.
                                       General Partner

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