Form 10-K
period 1997-12-31
PS PARTNERS LTD
filed 1998-03-30
CIK 702276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11186
                       -------

                                PS PARTNERS, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    California                                     95-3729108
----------------------------------------------         ----------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)               Identification Number)

                701 Western Avenue
               Glendale, California                                91201-2394
----------------------------------------------         ----------------------
    (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:  (818) 244-8080
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

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

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

         Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the
Partnership's Signal Hill, California business park in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). Since January 1997, PSBPLP manages the commercial operations of the Partnership's Webster, Texas property. See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of the Partnership's 27 properties (which excludes the property transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii)  as  of  December  31,  1997,  PSI  owned  approximately   69.37%  of  the
Partnership's limited partnership units, (iv) PSI is the operator of the Partnership's mini-warehouse facilities, and (v) PSI has effective control of PSBPLP, which manages the Partnership's commercial property.

Investments in Facilities
-------------------------

         The Partnership owns interests in 27 properties (excluding the property transferred to PSBPLP in January 1997); each of such properties was contributed to and is held in a general partnership comprised of the Partnership and PSI. The Partnership purchased its last property in December 1983. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------

         The Partnership owns and operates a facility, located in Webster/NASA, Texas, which is a combined mini-warehouse and business park facility. Through 1996, the Partnership owned and operated another facility, a multi-tenant business park located in Signal Hill, California, which was transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

          * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
          44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

          * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses increased from 89% in 1996 to 90% in 1997. Realized monthly rents per occupied square foot increased from $.60 in 1996 to $.63 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

          * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Commercial Property Operator
----------------------------

         Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred the Signal Hill, California business park in exchange for a partnership interest, and PSBPLP became the manager of the commercial operations of the Partnership's Webster, Texas property pursuant to the Management Agreement. The Management Agreement between the Partnership and PSBPLP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBPLP and (ii) at any time by either party for cause.

Competition
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

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

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 87 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $81,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


ITEM 2.           Properties.
                  -----------

         The following table sets forth information as of December 31, 1997 about properties owned by the Partnership. All of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.

                              Net          Number
                            Rentable         of         Date of       Ownership
Location                  Square Feet      Spaces     Acquisition    Percentage
--------------------      -----------     -------     -----------    ----------
ARIZONA
Tucson                        63,400          585       11/02/83         72.5%
   N. Romero Rd.

CALIFORNIA
Campbell                      52,300          379       11/10/83         50.0
   Salmar Ave.
Sacramento                    36,900          406       12/30/82         58.7
   Folsom
Ventura                       51,900          526       06/17/83         68.8
   Walker

                              Net          Number
                            Rentable         of         Date of       Ownership
Location                  Square Feet      Spaces     Acquisition    Percentage
--------------------      -----------     -------     -----------    ----------

COLORADO
Aurora                        39,400          334       11/18/83          70.0%
   Hanover Way
Colorado Springs              26,500          147       05/13/83          59.7
   Delta Drive
Colorado Springs              83,000          542       11/02/83          72.5
   Edison Ave.
Colorado Springs              51,600          427       11/02/83          72.5
   Mount View
Colorado Springs              50,400          478       01/04/83          51.6
   Platte Ave.
Thornton                      66,900          602       11/02/83          72.5
   York St.

CONNECTICUT
Southington                   42,600          491       09/08/83          46.5
   Spring St.

DELAWARE
Dover                         51,400          587       09/20/83          50.0
   Jeffric
New Castle                    64,900          667       09/20/83          50.0
   New Churchmans Rd
Newark                        62,600          748       09/20/83          50.0
   Bellevue Rd.

FLORIDA
Orlando                       56,500          537       10/13/83          70.0
   J. Young Parkway
Semoran                       82,200          733       01/31/83          50.8
   Extra

INDIANA
Ft. Wayne                     42,000          447       09/20/83          70.0
   Bluffton Rd.
Ft. Wayne                     67,600          599       09/20/83          70.0
   W. Coliseum
Hobart                        81,100          470       08/31/83          70.0
   Ridge Rd.

NEW JERSEY
Blackwood                     64,100          594       03/29/83          44.2
   Peters Lane

NEW YORK
Vailsgate                     37,200          354       04/22/83          41.6
   Route 94

                              Net          Number
                            Rentable         of         Date of       Ownership
Location                  Square Feet      Spaces     Acquisition    Percentage
--------------------      -----------     -------     -----------    ----------

OKLAHOMA
Oklahoma City                 62,900          478       11/02/83          72.5%
   Reno Ave.

OREGON
Portland                      34,200          367       12/30/82          58.7
   Halsey

PENNSYLVANIA
Langhorne                     98,800        1,141       09/20/83          50.0
   S. Flower Mill
Southhampton                  93,000          785       09/13/83          30.0
   Jaymor

TEXAS
Webster                       75,100          609       09/01/83          60.4
   Gulf Freeway
Webster
NASA Rd.
    mini-warehouse            97,000          934       11/10/83          70.0
    business park             20,700           20       11/10/83          70.0


         The weighted average occupancy level for the mini-warehouse facilities was 90% in 1997 compared to 89% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 in 1997 compared to $.60 in 1996. The weighted average occupancy level for the Webster, Texas business park facility remained stable at 93% from 1996 to 1997. The monthly average realized rent per square foot for the Webster, Texas business park facility was $.71 in 1997 compared to $.76 in 1996.

         Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $124,000 after December 31, 1997 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.           LEGAL PROCEEDINGS.
                  ------------------

         No material legal proceeding is pending against the Partnership.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND
                  ----------------------------------------------
                  RELATED STOCKHOLDER MATTERS.
                  ----------------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 956 record holders of Units.

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

ITEM 6.           SELECTED FINANCIAL DATA.
                  ------------------------


                                                                 For the Years Ended December 31,
                                                                 --------------------------------
                                               1997           1996            1995            1994           1993
                                             --------       --------        --------        --------       --------
                                                               (In thousands, except per Unit data)


Revenues                                    $ 11,467        $ 11,258       $ 10,998       $ 10,692        $ 10,113

Depreciation and amortization                  2,348           2,401          2,263          2,141           2,028

Interest expense                                   -               -              -              -             196

Net income                                     3,102           2,600          2,067          2,061           1,904

   Limited partners' share                     2,754           2,257          1,569          1,806           1,701

   General partners' share                       348             343            498            255             203

Limited partners'
   per unit data (a)

   Net income                                $ 41.73         $ 34.20        $ 23.77        $ 27.36         $ 25.77

   Cash distributions (b)                    $ 43.20         $ 43.20        $ 65.10        $ 32.00         $ 25.00

As of December 31,
------------------
Cash and cash
   equivalents                                 $ 819           $ 506          $ 511        $ 1,855           $ 831

Total assets                                $ 33,942        $ 34,941       $ 36,307       $ 39,040        $ 39,452


(a) Limited Partners' per unit data is based on the weighted average number of units (66,000) outstanding during the year.

(b) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the operating cash reserve of the Partnership estimated to be $22.95 per Unit.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS.
                  --------------------------

Results of Operations
---------------------


         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $3,102,000 in 1997 compared to $2,600,000 in 1996, representing an increase of $502,000, or 19%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with reduced minority interest in income for those properties held jointly with PSI.

         Net property income (rental income less cost of operations and management fees and excluding depreciation) increased approximately $127,000, or 2%, in 1997 compared to 1996 as rental income increased $26,000 and cost of operations (including management fees and excluding depreciation expense) decreased $101,000, or 2%. Net property income in 1997 excludes property operations for the Signal Hill, California business park facility, which was transferred to PSBPLP in January 1997. Excluding Signal Hill operations, net property income in 1997 increased $387,000, or 6%, compared to 1996 as rental income increased $481,000, or 4%, and cost of operations increased $94,000, or 2%.

         Rental income for the Partnership's mini-warehouse operations was $11,056,000 in 1997 compared to $10,561,000 in 1996, representing an increase of $495,000, or 5%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 in 1997 compared to $.60 in 1996. The weighted average occupancy levels at the mini-warehouse facilities remained increased slightly from 89% in 1996 to 90% in 1997. Cost of operations (including management fees) for the mini-warehouses increased $106,000, or 3%, to $4,119,000 during 1997 from $4,013,000 in 1996, respectively. The increase in cost of operations was primarily attributable to an increase in advertising expense, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $389,000, or 6%, from $6,548,000 in 1996 to $6,937,000 in 1997.

         Rental income for the Partnership's business-park operations was $197,000 in 1997 compared to $666,000 in 1996, representing a decrease of $469,000, or 70%. Excluding the operations of the Signal Hill property, rental income decreased $14,000, or 7%, to $197,000 in 1997 from $211,000 in 1996. The decrease in rental income was primarily attributable to a decrease in rental rates. The monthly average realized rent per square foot for the Webster facility was $.71 for 1997 compared to $.76 in 1996. The weighted average occupancy level at the Partnership's Webster, Texas business park facility remained stable at 93% during 1997 and 1996. Cost of operations (including management fees) for the business parks decreased $207,000, or 70%, to $88,000 during 1997 from $295,000 in 1996. Excluding the operations of the Signal Hill property, cost of operations decreased $12,000, or 12%, to $88,000 in 1997 from $100,000 during 1996. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $262,000, or 71%, from $371,000 during 1996 to $109,000 in 1997. Excluding the operations for the Signal Hill property, property net operating income decreased by $2,000, or 2%, from $111,000 in 1996 to $109,000 in 1997.

         The following table summarizes the Partnerhsip's operating income, net of depreciation, from its investment in PSBPLP during 1997 compared to that of the Signal Hill, California business park facility during 1996:

                                                      1997             1996
                                                  ----------        ----------
Equity in earnings of real estate partnership     $  181,000        $        -
Rental income                                              -           455,000
Cost of operations                                         -           195,000
                                                  ----------        ----------
Net operating income                                 181,000           260,000
Depreciation                                               -           169,000
                                                  ----------        ----------
Operating income, net of depreciation             $  181,000         $  91,000
                                                  ==========         =========

         The difference between the operating income, net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in proeprty operations.

         Minority interest in income decreased $154,000 to $1,708,000 in 1997 from $1,862,000 in 1996. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $1,358,000 in 1997 compared to $1,029,000 in 1996, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1997 of approximately $819,000.

         Cash flows from operating activities ($7,110,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,024,000, $996,000 and $803,000 in 1997, 1996 and 1995, respectively. During 1998, the Partnership anticipates approximately $867,000 of capital improvements (of which $369,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                        Total                     Per Unit
                                     ----------                   --------
                 1997                $3,200,000                    $43.20
                 1996                 3,200,000                     43.20
                 1995                 4,823,000                     65.10
                 1994                 2,371,000                     32.00
                 1993                 1,850,000                     25.00
                 1992                 1,850,000                     25.00
                 1991                 2,522,000                     34.04
                 1990                   347,000                      4.70
                 1989                 2,223,000                     30.00
                 1988                 2,222,000                     30.00
                 1987                 2,222,000                     30.00
                 1986                 2,407,000                     32.50
                 1985                 2,963,000                     40.00
                 1984                 2,963,000                     40.00
                 1983                 2,407,000                     32.50

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

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $81,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  --------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

Item 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  -----------------------------------------------------
         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
                  ----------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred the Signal Hill, California business park to PSBPLP in exchange for a partnership interest in PSBPLP, and PSBPLP became the manager of the commercial operations of the Partnership's Webster, Texas property pursuant to the Management Agreement.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


      Name                                     Positions with PSI
-------------------------     -------------------------------------------------

B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack, Jr.        Director
Uri P. Harkham                Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                 ---------------------------------------------------------------

              (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:


       Title                    Name and Address           Amount of Beneficial         Percent
      of Class                 of Beneficial Owner               Ownership              of Class
---------------------     ----------------------------     --------------------        ----------
Units of Limited          Public Storage, Inc.                 45,785 Units  (1)         69.37%
Partnership Interest      701 Western Avenue
                          Glendale, CA 91201-2394  (1)


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

              The Partnership owns interests in 27 properties (which exclude the property transferred to PSBPLP in January 1997); all of these properties are held in a general partnership comprised of the Partnership and PSI.

              Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  -----------------------------------------------

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

         During 1997, approximately $320,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 27 properties (which exclude the property transferred to PSBPLP in January 1997); all of these properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $665,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's Signal Hill, California business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange. Since January 1997, PSBPLP manages the commercial operations of the Partnership's Webster, Texas property pursuant to the Management Agreement. During 1997, the Partnership paid $10,000 to PSBPLP pursuant to the Management Agreement.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                        PS PARTNERS, LTD.
Dated:    March 26, 1998          By:   Public Storage, Inc., General Partner

                                  By:   /s/  B. Wayne Hughes
                                        -------------------------------------
                                        B. Wayne Hughes, Chairman of the Board


                                        /s/  B. Wayne Hughes
                                        -------------------------------------
                                        B. Wayne Hughes, General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                Signature                                       Capacity                             Date
-------------------------------------      ---------------------------------------------       -----------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
-------------------------------------      Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
-------------------------------------      of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
------------------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
------------------------------------       of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
Dann V. Angeloff


/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
Uri P. Harkham


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

                                  (Item 14 (a))

                                                                       Page
                                                                    References

Report of Independent Auditors                                          F-1

Consolidated Financial Statements and Schedules:

   Consolidated Balance Sheets as of December 31, 1997 and 1996         F-2

   For the years ended December 31, 1997, 1996 and 1995:
     Consolidated Statements of Income                                  F-3

     Consolidated Statements of Partners' Equity                        F-4

     Consolidated Statements of Cash Flows                          F-5 - F-6

Notes to Consolidated Financial Statements                          F-7 - F-10

Schedule

       III- Real Estate and Accumulated Depreciation                F-11 - F-13

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors

The Partners
PS Partners, Ltd.

We have audited the consolidated balance sheets of PS Partners, Ltd. as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners, Ltd. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP


February 23, 1998
Los Angeles, California

                                PS PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                         December 31,        December 31,
                                                                             1997                1996
                                                                  ---------------------------------------

                                     ASSETS

Cash and cash equivalents                                                  $ 819,000           $ 506,000

Rent and other receivables                                                    65,000              89,000

Real estate facilities, at cost:
    Land                                                                  10,660,000          11,855,000
    Buildings and equipment                                               44,834,000          46,862,000
                                                                  ---------------------------------------
                                                                          55,494,000          58,717,000

    Less accumulated depreciation                                        (25,402,000)        (24,576,000)
                                                                  ---------------------------------------
                                                                          30,092,000          34,141,000

Investment in real estate partnership                                      2,830,000                   -

Other assets                                                                 136,000             205,000
                                                                  ---------------------------------------

                                                                        $ 33,942,000        $ 34,941,000
                                                                  =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                           $ 686,000           $ 654,000

Advance payments from renters                                                374,000             366,000

Minority interest in general partnerships                                 19,727,000          20,668,000

Partners' equity:
    Limited partners' equity, $500 per unit, 66,000
       units authorized, issued and outstanding                           12,980,000          13,077,000
    General partner's equity                                                 175,000             176,000
                                                                  ---------------------------------------

    Total partners' equity                                                13,155,000          13,253,000
                                                                  ---------------------------------------

                                                                        $ 33,942,000        $ 34,941,000
                                                                  =======================================

                            See accompanying notes.

                                PS PARTNERS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995



                                                               1997              1996              1995
                                                       -----------------------------------------------------

REVENUE:

Rental income                                             $ 11,253,000      $ 11,227,000      $ 10,905,000
Equity in income of real estate partnership                    181,000                 -                 -
Interest income                                                 33,000            31,000            93,000
                                                       -----------------------------------------------------
                                                            11,467,000        11,258,000        10,998,000
                                                       -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                           3,532,000         3,640,000         3,378,000
Management fees                                                675,000           668,000           649,000
Depreciation and amortization                                2,348,000         2,401,000         2,263,000
Administrative                                                 102,000            87,000            84,000
Environmental costs                                                  -                 -           216,000
                                                       -----------------------------------------------------
                                                             6,657,000         6,796,000         6,590,000
                                                       -----------------------------------------------------

Income before minority interest                              4,810,000         4,462,000         4,408,000

Minority interest in income                                 (1,708,000)       (1,862,000)       (2,341,000)
                                                       -----------------------------------------------------

NET INCOME                                                 $ 3,102,000       $ 2,600,000       $ 2,067,000
                                                       =====================================================

Limited partners' share of net income
    ($41.73, $34.20, and $23.77 per unit in
    1997, 1996, and 1995, respectively)                    $ 2,754,000       $ 2,257,000       $ 1,569,000
General partner's share of net income                          348,000           343,000           498,000
                                                       -----------------------------------------------------
                                                           $ 3,102,000       $ 2,600,000       $ 2,067,000
                                                       =====================================================

                            See accompanying notes.

                                PS PARTNERS, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1997, 1996, and 1995


                                                                          Limited             General
                                                                          Partners            Partners           Total
                                                                  -------------------------------------------------------

Balances at December 31, 1994                                          $ 16,399,000          $ 210,000      $ 16,609,000

Net income                                                                1,569,000            498,000         2,067,000

Distributions                                                            (4,297,000)          (526,000)       (4,823,000)
                                                                  -------------------------------------------------------

Balances at December 31, 1995                                            13,671,000            182,000        13,853,000

Net income                                                                2,257,000            343,000         2,600,000

Distributions                                                            (2,851,000)          (349,000)       (3,200,000)
                                                                  -------------------------------------------------------

Balances at December 31, 1996                                            13,077,000            176,000        13,253,000

Net income                                                                2,754,000            348,000         3,102,000

Distributions                                                            (2,851,000)          (349,000)       (3,200,000)
                                                                  -------------------------------------------------------

Balances at December 31, 1997                                          $ 12,980,000          $ 175,000      $ 13,155,000
                                                                  =======================================================

                            See accompanying notes.

                                PS PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                             1997              1996             1995
                                                                      ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                            $ 3,102,000      $ 2,600,000        $ 2,067,000

    Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                        2,348,000        2,401,000          2,263,000
       Decrease (increase) in rent and other receivables                       24,000           32,000            (64,000)
       Decrease (increase) in other assets                                     69,000          (76,000)            (7,000)
       Increase (decrease) in accounts payable                                 32,000          (92,000)           260,000
       Increase (decrease) in advance payments from renters                     8,000          (25,000)           (14,000)
       Equity in income of real estate partnership                           (181,000)               -                  -
       Minority interest in income                                          1,708,000        1,862,000          2,341,000
                                                                      ----------------------------------------------------

          Total adjustments                                                 4,008,000        4,102,000          4,779,000
                                                                      ----------------------------------------------------

          Net cash provided by operating activities                         7,110,000        6,702,000          6,846,000
                                                                      ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Distributions from real estate partnership                                 79,000                -                  -
    Investment in real estate partnership                                      (3,000)               -                  -
    Additions to real estate facilities                                    (1,024,000)        (996,000)          (803,000)
                                                                      ----------------------------------------------------

          Net cash used in investing activities                              (948,000)        (996,000)          (803,000)
                                                                      ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to holder of minority interest                           (2,649,000)      (2,511,000)        (2,564,000)
    Distributions to partners                                              (3,200,000)      (3,200,000)        (4,823,000)
                                                                      ----------------------------------------------------

          Net cash used in financing activities                            (5,849,000)      (5,711,000)        (7,387,000)
                                                                      ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          313,000           (5,000)        (1,344,000)

Cash and cash equivalents at the beginning of the period                      506,000          511,000          1,855,000
                                                                      ----------------------------------------------------

Cash and cash equivalents at the end of the period                          $ 819,000        $ 506,000          $ 511,000
                                                                      ====================================================

                            See accompanying notes.

                                PS PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                                                                    1997            1996           1995
                                                                             ---------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate partnership                                      $ (2,725,000)        $ -         $ -

    Transfer of real estate facilities for interest in real estate
    partnership, net                                                              2,725,000           -           -

                            See accompanying notes.

                                PS PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997




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

              The Partnership has ownership interests in 27 properties in 13 states, which exclude a property transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. All of the properties are owned jointly through 22 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency, the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 30% to 72.5%.

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

              Depreciation and amortization allocated to PSI was $1,358,000 in 1997, $1,029,000 in 1996 and $465,000 in 1995. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

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

                                PS PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



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

              In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

              In  January  1997,  the  Partnership  and  PSI and  other  related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's Signal Hill, California business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. Since January 1997, PSBPLP manages the commercial operations of the Partnership's Webster, Texas Property pursuant to the Management Agreement.

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

         Cash Distributions
         ------------------

              The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $43.20 for 1997, $43.20 for 1996 and $65.10 for 1995.

         Cash and Cash Equivalents
         -------------------------

              For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                                PS PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



1.      Summary of Significant Accounting Policies and Partnership Matters
        ------------------------------------------------------------------
        (continued)
        -----------

         Environmental Cost
         ------------------

              Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $124,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership paid $22,000, $33,000, and $37,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

3.       Related Party Transactions
         --------------------------

              The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

              The  Partnership's   commercial  property  is  managed  by  PSBPLP
         pursuant to a management agreement which provides for a fee equal to 5% of the facility's gross revenues.

              In January  1997,  the  Partnership  transferred  its Signal Hill,
         California   business  park  facility  to  PSBPLP  in  exchange  for  a partnership interest in PSBPLP.

              PSI has a significant economic interest in PSBPLP and PSBP.

4.       Leases
         ------

              The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

                                PS PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



5.       Taxes Based on Income
         ---------------------

              Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

              Taxable net income was  $4,470,000,  $3,385,000 and $3,415,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                               PS PARTNERS I, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                       Costs                       Gross Carrying Amount
                                               Initial Cost          subsequent                    At December 31, 1997
                                        -------------------------- to acquisition  -------------------------------------------------
Date                                                 Building &       Building &             Building &                  Accumulated
Acquired     Description    Encumbrances    Land     Improvement     Improvement   Land     Improvements       Total    Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

1/83  Platte                    $ -     $ 409,000      $ 953,000    $ 208,000    $ 409,000    $ 1,161,000    $ 1,570,000   $ 664,000
5/83  Delta Drive                 -        67,000        481,000      130,000       67,000        611,000        678,000     347,000
12/82 Port/Halsey                 -       357,000      1,150,000     (461,000)     357,000        689,000      1,046,000     401,000
12/82 Sacto/Folsom                -       396,000        329,000      563,000      396,000        892,000      1,288,000     481,000
1/83  Semoran                     -       442,000      1,882,000      124,000      442,000      2,006,000      2,448,000   1,198,000
3/83  Blackwood                   -       213,000      1,559,000      136,000      213,000      1,695,000      1,908,000     980,000
10/83 Orlando J. Y. Parkway       -       383,000      1,512,000      227,000      383,000      1,739,000      2,122,000     987,000
9/83  Southington                 -       124,000      1,233,000      234,000      124,000      1,467,000      1,591,000     806,000
4/83  Vailsgate                   -       103,000        990,000      321,000      103,000      1,311,000      1,414,000     702,000
6/83  Ventura                     -       658,000      1,734,000       54,000      658,000      1,788,000      2,446,000   1,035,000
9/83  Southhampton                -       331,000      1,738,000      472,000      331,000      2,210,000      2,541,000   1,264,000
9/83  Webster/Keystone            -       449,000      1,688,000      614,000      449,000      2,302,000      2,751,000   1,253,000
9/83  Dover                       -       107,000      1,462,000      310,000      107,000      1,772,000      1,879,000     972,000
9/83  Newcastle                   -       227,000      2,163,000      279,000      227,000      2,442,000      2,669,000   1,394,000
9/83  Newark                      -       208,000      2,031,000      150,000      208,000      2,181,000      2,389,000   1,232,000
9/83  Langhorne                   -       263,000      3,549,000      219,000      263,000      3,768,000      4,031,000   2,141,000
8/83  Hobart                      -       215,000      1,491,000      412,000      215,000      1,903,000      2,118,000     982,000
9/83  Ft. Wayne/W. Coliseum       -       160,000      1,395,000       53,000      160,000      1,448,000      1,608,000     821,000
9/83  Ft. Wayne/Bluffton          -        88,000        675,000      116,000       88,000        791,000        879,000     435,000
11/83 Aurora                      -       505,000        758,000      193,000      505,000        951,000      1,456,000     530,000
11/83 Campbell                    -     1,820,000      1,408,000     (664,000)   1,379,000      1,185,000      2,564,000     633,000
11/83 Col Springs/Ed  (Coulter)   -       471,000      1,640,000       19,000      471,000      1,659,000      2,130,000     964,000
11/83 Col Springs/Mv  (Coulter)   -       320,000      1,036,000      115,000      320,000      1,151,000      1,471,000     675,000
11/83 Thorton (Coulter)           -       418,000      1,400,000       16,000      418,000      1,416,000      1,834,000     837,000
11/83 Oklahoma City   (Coulter)   -       454,000      1,030,000      605,000      454,000      1,635,000      2,089,000     945,000
11/83 Tucson (Coulter)            -       343,000        778,000      454,000      343,000      1,232,000      1,575,000     667,000


                               PS PARTNERS I, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                                       Costs                       Gross Carrying Amount
                                               Initial Cost          subsequent                    At December 31, 1997
                                        -------------------------- to acquisition  -------------------------------------------------
Date                                                 Building &       Building &             Building &                  Accumulated
Acquired     Description    Encumbrances    Land     Improvement     Improvement   Land     Improvements       Total    Depreciation
------------------------------------------------------------------------------------------------------------------------------------

     Mini-warehouse & business park

11/83 Webster/Nasa            $ -     $ 1,570,000    $ 2,457,000    $ 972,000  $ 1,570,000    $ 3,429,000   $ 4,999,000  $ 2,056,000
                             -------------------------------------------------------------------------------------------------------


      TOTAL                   $ -    $ 11,101,000   $ 38,522,000  $ 5,871,000 $ 10,660,000   $ 44,834,000  $ 55,494,000 $ 25,402,000
                             =======================================================================================================


                                PS PARTNERS, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                 Years Ended December 31,
                                    --------------------------------------------
                                         1997            1996             1995
                                    --------------------------------------------

Balance at beginning of the period   $ 58,717,000    $ 57,721,000   $ 56,918,000

Additions during the period:
     Improvements, etc.                 1,024,000         996,000        803,000

Deductions during the period:
     Disposition of real estate        (4,247,000)              -              -
                                    --------------------------------------------

Balance at the close of the period   $ 55,494,000    $ 58,717,000   $ 57,721,000
                                    ============================================


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                Years Ended December 31,
                                    --------------------------------------------
                                         1997           1996             1995
                                    --------------------------------------------

Balance at beginning of the period   $ 24,576,000   $ 22,175,000    $ 19,913,000

Additions during the period:
     Depreciation                       2,348,000      2,401,000       2,262,000

Deductions during the period:
     Disposition of real estate        (1,522,000)             -               -
                                    --------------------------------------------

Balance at the close of the period   $ 25,402,000   $ 24,576,000    $ 22,175,000
                                    ============================================


(B) The aggregate cost of real estate for Federal income tax purposes is $55,153,000.