Form 10-Q
period 1998-03-31
PS PARTNERS LTD
filed 1998-05-15
CIK 702276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-11186
                       -------

                                PS PARTNERS, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        California                                     95-3729108
---------------------------------       ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


       701 Western Avenue
      Glendale, California                              91201-2394
---------------------------------       ---------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at March 31, 1998
          and December 31, 1997                                             2

     Condensed consolidated statements of income for the three
          months ended March 31, 1998 and 1997                              3

     Condensed consolidated statements of cash flows for the three
          months ended March 31, 1998 and 1997                            4-5

     Notes to condensed consolidated financial statements                   6

     Management's discussion and analysis of financial condition
          and results of operations                                       7-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,         December 31,
                                                                                                 1998               1997
                                                                                        --------------------------------------
                                                                                             (Unaudited)
                                           ASSETS


     Cash and cash equivalents                                                                $ 1,088,000          $ 819,000

     Rent and other receivables                                                                    58,000             65,000

     Real estate facilities, at cost:
        Land                                                                                   10,660,000         10,660,000
        Buildings and equipment                                                                44,893,000         44,834,000
                                                                                        --------------------------------------
                                                                                               55,553,000         55,494,000

        Less accumulated depreciation                                                         (25,993,000)       (25,402,000)
                                                                                        --------------------------------------
                                                                                               29,560,000         30,092,000

     Investment in real estate entity                                                           2,822,000          2,830,000

     Other assets                                                                                 138,000            136,000
                                                                                        --------------------------------------

                                                                                             $ 33,666,000       $ 33,942,000
                                                                                        ======================================


                              LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                                           $ 668,000          $ 686,000

     Advance payments from renters                                                                407,000            374,000

     Minority interest in general partnerships                                                 19,394,000         19,727,000

     Partners' equity:
        Limited partners' equity, $500 per unit, 66,000
           units authorized, issued and outstanding                                            13,022,000         12,980,000
        General partner's equity                                                                  175,000            175,000
                                                                                        --------------------------------------

              Total partners' equity                                                           13,197,000         13,155,000
                                                                                        --------------------------------------

                                                                                             $ 33,666,000       $ 33,942,000
                                                                                        ======================================

                            See accompanying notes.
                                       2

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                        --------------------------------------
                                                                                                  1998               1997
                                                                                        --------------------------------------

         REVENUE:

         Rental income                                                                        $ 2,874,000        $ 2,688,000
         Equity in income of real estate entity                                                    54,000             38,000
         Interest income                                                                           12,000              7,000
                                                                                        --------------------------------------
                                                                                                2,940,000          2,733,000
                                                                                        --------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                                                       904,000            923,000
         Management fees                                                                          172,000            161,000
         Depreciation and amortization                                                            591,000            577,000
         Administrative                                                                            17,000             16,000
                                                                                        --------------------------------------
                                                                                                1,684,000          1,677,000
                                                                                        --------------------------------------

         Income before minority interest                                                        1,256,000          1,056,000

         Minority interest in income                                                             (414,000)          (371,000)
                                                                                        --------------------------------------

         NET INCOME                                                                             $ 842,000          $ 685,000
                                                                                        ======================================

         Limited partners' share of net income
              ($11.44 per unit in 1998 and
              $9.08 per unit in 1997)                                                           $ 755,000          $ 599,000
         General partner's share of net income                                                     87,000             86,000
                                                                                        --------------------------------------
                                                                                                $ 842,000          $ 685,000
                                                                                        ======================================

                            See accompanying notes.
                                       3

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                              -----------------------------------
                                                                                                    1998             1997
                                                                                              -----------------------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income                                                                              $ 842,000        $ 685,000

            Adjustments to reconcile net income to net cash
                provided by operating activities

                Depreciation and amortization                                                         591,000          577,000
                Decrease in rent and other receivables                                                  7,000           34,000
                (Increase) decrease in other assets                                                    (2,000)          67,000
                Decrease in accounts payable                                                          (18,000)         (35,000)
                Increase in advance payments from renters                                              33,000           30,000
                Equity in income of real estate entity                                                (54,000)         (38,000)
                Minority interest in income                                                           414,000          371,000
                                                                                              -----------------------------------

                  Total adjustments                                                                   971,000        1,006,000
                                                                                              -----------------------------------

                  Net cash provided by operating activities                                         1,813,000        1,691,000
                                                                                              -----------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:

            Distributions from real estate entity                                                      62,000                -
            Investment in real estate entity                                                                -           (3,000)
            Additions to real estate facilities                                                       (59,000)        (237,000)
                                                                                              -----------------------------------

                  Net cash provided by (used in) investing activities                                   3,000         (240,000)
                                                                                              -----------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Distributions to holder of minority interest                                             (747,000)        (596,000)
            Distributions to partners                                                                (800,000)        (800,000)
                                                                                              -----------------------------------

                  Net cash used in financing activities                                            (1,547,000)      (1,396,000)
                                                                                              -----------------------------------

         Net increase in cash and cash equivalents                                                    269,000           55,000

         Cash and cash equivalents at the beginning of the period                                     819,000          506,000
                                                                                              -----------------------------------

         Cash and cash equivalents at the end of the period                                       $ 1,088,000        $ 561,000
                                                                                              ===================================

                            See accompanying notes.
                                       4

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       ------------------------------------
                                                                                              1998              1997
                                                                                       ------------------------------------


      Supplemental schedule of noncash investing and financing activities:


         Investment in real estate entity                                                    $ -          $ (2,725,000)

         Transfer of real estate facilities for interest in real estate entity, net            -             2,725,000

                            See accompanying notes.
                                       5

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the
       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's Signal Hill, California business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. Since January 1997, PSBPLP manages the commercial operations of the Partnership's Webster, Texas Property pursuant to the Management Agreement.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

       The Partnership's net income was $842,000 and $685,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $157,000, or 23%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, partially offset by an increase in minority interest in income for those properties held jointly with PSI.

       Rental income for the Partnership's mini-warehouse operations was $2,823,000 compared to $2,641,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $182,000, or 7%. The increase in rental income was primarily attributable to increases in rental rates and occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.62 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 91% compared to 87% for the three months ended March 31, 1998 and 1997, respectively. Cost of operations (including management fees) for the mini-warehouses decreased $3,000 to $1,053,000 from $1,056,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $185,000, or 12%, from $1,585,000 to $1,770,000 for the three months ended March 31, 1997 and 1998, respectively.

       Rental income for the Partnership's business-park operations was $51,000 compared to $47,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $4,000, or 9%. The increase in rental income was primarily attributable to increases in both occupancy levels and rental rates. The weighted average occupancy level at the Partnership's Webster, Texas business park facilities was 92% compared to 90% for the three months ended March 31, 1998 and 1997, respectively. The monthly average realized rent per square foot for the Webster facility was $.73 compared to $.70 for the three months ended March 31, 1998 and 1997, respectively. Cost of operations (including management fees) for the business parks decreased $5,000, or 18%, to $23,000 from $28,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $9,000, or 47%, from $19,000 to $28,000 for the three months ended March 31, 1997 and 1998, respectively.

       Minority interest in income increased $43,000 to $414,000 from $371,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $372,000 for the three months ended March 31, 1998 compared to $311,000 for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

       The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,813,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

      During 1998, the Partnership anticipates approximately $867,000 of capital improvements (of which $369,000 represents PSI's joint venture share). Total capital improvements were $59,000 for the three months ended March 31, 1998 of which $35,000 represents the Partnership's share.

       The Partnership paid distributions to the limited and general partners totaling $713,000 ($10.80 per unit) and $87,000, respectively, during the first three months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                               DATED:  May 13, 1998
                                       PS PARTNERS, LTD.
                               BY:     Public Storage, Inc.
                                       General Partner

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