Form 10-Q
period 1998-06-30
PS PARTNERS LTD
filed 1998-08-14
CIK 702276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11186
                       -------

                                PS PARTNERS, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             California                                   95-3729108
------------------------------------------      ------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)


          701 Western Avenue
         Glendale, California                             91201-2394
------------------------------------------      ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1998
      and December 31, 1997                                                 2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                            3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                              4-5

Notes to condensed consolidated financial statements                        6

Management's discussion and analysis of financial condition
     and results of operations                                            7-9

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                  10

Item 7 - Financial Statements and Exhibits                                 10

                                PS PARTNERS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                              -----------------------------------
                                                                                (Unaudited)
                                     ASSETS


     Cash and cash equivalents                                                   $1,346,000            $819,000

     Rent and other receivables                                                     141,000              65,000

     Real estate facilities, at cost:
        Land                                                                     10,660,000          10,660,000
        Buildings and equipment                                                  45,128,000          44,834,000
                                                                              -----------------------------------
                                                                                 55,788,000          55,494,000

        Less accumulated depreciation                                           (26,582,000)        (25,402,000)
                                                                              -----------------------------------
                                                                                 29,206,000          30,092,000

     Investment in real estate entity                                             2,841,000           2,830,000

     Other assets                                                                   190,000             136,000
                                                                              -----------------------------------

                                                                                $33,724,000         $33,942,000
                                                                              ===================================


                        LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                              $744,000            $686,000

     Advance payments from renters                                                  438,000             374,000

     Minority interest in general partnerships                                   19,212,000          19,727,000

     Partners' equity:
        Limited partners' equity, $500 per unit, 66,000
           units authorized, issued and outstanding                              13,153,000          12,980,000
        General partner's equity                                                    177,000             175,000
                                                                              -----------------------------------

              Total partners' equity                                             13,330,000          13,155,000
                                                                              -----------------------------------

                                                                                $33,724,000         $33,942,000
                                                                              ===================================

                            See accompanying notes.
                                       2

                                PS PARTNERS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                        -------------------------------------------------------------------
                                                                1998            1997             1998             1997
                                                        -------------------------------------------------------------------

         REVENUE:

         Rental income                                      $3,053,000       $2,787,000      $5,927,000        $5,475,000
         Equity in income of real estate entity                 64,000           55,000         118,000            93,000
         Interest income                                        16,000            7,000          28,000            14,000
                                                        -------------------------------------------------------------------
                                                             3,133,000        2,849,000       6,073,000         5,582,000
                                                        -------------------------------------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                    911,000          867,000       1,815,000         1,790,000
         Management fees                                       185,000          167,000         357,000           328,000
         Depreciation and amortization                         589,000          584,000       1,180,000         1,161,000
         Administrative                                         31,000           28,000          48,000            44,000
                                                        -------------------------------------------------------------------
                                                             1,716,000        1,646,000       3,400,000         3,323,000
                                                        -------------------------------------------------------------------

         Income before minority interest                     1,417,000        1,203,000       2,673,000         2,259,000

         Minority interest in income                          (484,000)        (434,000)       (898,000)         (805,000)
                                                        -------------------------------------------------------------------

         NET INCOME                                           $933,000         $769,000      $1,775,000        $1,454,000
                                                        ===================================================================

         Limited partners' share of net income
             ($24.23 per unit in 1998 and
             $19.41 per unit in 1997)                                                        $1,599,000        $1,281,000
         General partner's share of net income                                                  176,000           173,000
                                                                                         ----------------------------------

                                                                                             $1,775,000        $1,454,000
                                                                                         ==================================

                            See accompanying notes.
                                       3

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                       ---------------------------------------
                                                                                                 1998               1997
                                                                                       ---------------------------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income                                                                        $1,775,000         $1,454,000

            Adjustments to reconcile net income to net cash
                provided by operating activities

                Depreciation and amortization                                                  1,180,000          1,161,000
                (Increase) decrease in rent and other receivables                                (76,000)            26,000
                (Increase) decrease in other assets                                              (54,000)            64,000
                Increase (decrease) in accounts payable                                           58,000             (3,000)
                Increase in advance payments from renters                                         64,000             28,000
                Equity in income of real estate entity                                          (118,000)           (93,000)
                Minority interest in income                                                      898,000            805,000
                                                                                       ---------------------------------------

                  Total adjustments                                                            1,952,000          1,988,000
                                                                                       ---------------------------------------

                  Net cash provided by operating activities                                    3,727,000          3,442,000
                                                                                       ---------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:

            Distributions from real estate entity                                                107,000                  -
            Investment in real estate entity                                                           -             (3,000)
            Additions to real estate facilities                                                 (294,000)          (615,000)
                                                                                       ---------------------------------------

                  Net cash used in investing activities                                         (187,000)          (618,000)
                                                                                       ---------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Distributions to holder of minority interest                                      (1,413,000)        (1,230,000)
            Distributions to partners                                                         (1,600,000)        (1,600,000)
                                                                                       ---------------------------------------

                  Net cash used in financing activities                                       (3,013,000)        (2,830,000)
                                                                                       ---------------------------------------

         Net increase (decrease) in cash and cash equivalents                                    527,000             (6,000)

         Cash and cash equivalents at the beginning of the period                                819,000            506,000
                                                                                       ---------------------------------------

         Cash and cash equivalents at the end of the period                                   $1,346,000           $500,000
                                                                                       =======================================

                            See accompanying notes.
                                       4

                                PS PARTNERS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                       ---------------------------------------
                                                                                              1998                1997
                                                                                       ---------------------------------------


         Supplemental schedule of noncash investing and financing activities:


            Investment in real estate entity                                                   $-             $(2,725,000)

            Transfer of real estate facilities for interest in real estate entity, net          -               2,725,000

                            See accompanying notes.
                                       5

                                PS PARTNERS, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                                PS PARTNERS, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income was $933,000 and $769,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $164,000, or 21%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,005,000 compared to $2,740,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $265,000, or 10%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.67 compared to $.63 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 93% compared to 90% for the three months ended June 30, 1998 and 1997, respectively. Cost of operations (including management fees) for the mini-warehouses increased $63,000, or 6%, to $1,075,000 from $1,012,000 for the three months ended June 30, 1998 and 1997, respectively. The increase in cost of operations was primarily attributable to increases in property tax, repairs and maintenance, and advertising and promotion (due primarily to the PSI national telephone reservations center) expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $202,000, or 12%, from $1,728,000 to $1,930,000 for the three months ended June 30, 1997 and 1998, respectively.

     Rental income for the Partnership's business-park operations was $48,000 compared to $47,000 for the three months ended June 30, 1998 and 1997. The monthly average realized rent per square foot for the Partnership's business park facility was $.76 compared to $.71 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy level was 87% compared to 89% for the three months ended June 30, 1998 and 1997, respectively. Cost of operations (including management fees) for the business park decreased to $21,000 from $22,000 for the three months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's business park facility, property net operating income increased $2,000, or 8%, from $25,000 to $27,000 for the three months ended June 30, 1997 and 1998, respectively.

     Interest income increased $9,000, or 123%, from $7,000 to $16,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

      Minority interest in income increased $50,000, or 12%, to $484,000 from $434,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income was $1,775,000 and $1,454,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $321,000, or 22%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $5,828,000 compared to $5,381,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $447,000, or 8%. The increase in rental income was primarily attributable to increased rental rates, combined with increased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.62 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 88% for the six months ended June 30, 1998 and 1997, respectively. Cost of operations (including management fees) for the mini-warehouses increased $60,000, or 3%, to $2,128,000 from $2,068,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in cost of operations was primarily attributable to increases in property tax and advertising and promotion (due primarily to the PSI national telephone reservations center) expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $387,000, or 12%, from $3,313,000 to $3,700,000 for the six months ended June 30, 1997 and 1998, respectively.

     Rental income for the Partnership's business-park operations was $99,000 compared to $94,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $5,000, or 5%. The increase in rental income was primarily attributable to an increase in rental rates. The monthly average realized rent per square foot was $.75 compared to $.70 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy level remained stable at 90% for the six months ended June 30, 1998 and 1997. Cost of operations (including management fees) for the business park decreased $6,000, or 12%, to $44,000 from $50,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in cost of operations was primarily attributable to a decrease in repairs and maintenance expense. Accordingly, for the Partnership's business park facility, property net operating income increased by $11,000, or 25%, from $44,000 to $55,000 for the six months ended June 30, 1997 and 1998, respectively.

     Interest income increased $14,000, or 100%, from $14,000 to $28,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Minority interest in income increased $93,000, or 12%, to $898,000 from $805,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,727,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $867,000 of capital improvements (of which $369,000 represents PSI's joint venture share). Total capital improvements were $294,000 for the six months ended June 30, 1998 of which $166,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,426,000 ($21.60 per unit) and $174,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

                           PART II. OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5 Other Events
       ------------

     The Partnership has entered into an Agreement and Plan of Reorganization by and among PSI, PS Partners Merger Co., Inc. and the Partnership, dated as of July 14, 1998 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public limited partners will be converted into the right to receive a value of $713 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced as Exhibit 2 hereto and is incorporated herein by this reference.

Item 6 Exhibits and Reports on Form 8-K
       --------------------------------

     (a) The following Exhibits are included herein:

          (27) Financial Data Schedule

     (b) Form 8-K

          None

Item 7 Financial Statements and Exhibits
       ---------------------------------

     (c) Exhibits.

          (2) Agreement and Plan of Reorganization by and among Public Storage, Inc., PS Partners Merger Co., Inc. and PS Partners, Ltd. Dated as of July 14, 1998. Filed with the Partnership's Current Report on Form 8-K dated July 14, 1998 and incorporated herein by reference.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DATED:  August 13, 1998

                                  PS PARTNERS, LTD.

                          BY:     Public Storage, Inc.
                                  General Partner

                          BY:     /s/ John Reyes
                                  -----------------------------------------
                                  John Reyes
                                  Senior Vice President and Chief Financial
                                    Officer of Public Storage, Inc.
                                    (principal financial and accounting
                                    officer)